Form 10-Q
period 2023-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2023-08-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 268,074,869 as of August 7, 2023.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2023

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
•We will need substantial additional capital to develop our DNA medicines and proprietary smart device technology, which may prove difficult or costly to obtain.
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
•We have agreements with government agencies that are subject to termination and uncertain future funding. Termination or cessation of funding would have a negative impact on our ability to develop certain of our pipeline candidates and/or require us to seek alternative funding sources to advance product candidates.
•Our operating results may be harmed if our corporate restructuring plans and cost reduction efforts do not achieve the anticipated results or cause undesirable consequences.
•We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
•We face intense and increasing competition and steps taken by our competitors, such as the introduction of a new, disruptive technology may impede our ability to develop and commercialize our DNA medicines.
•We have entered into collaborations with Chinese companies and rely on clinical materials manufactured in China for our development efforts. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
•It is difficult and costly to generate and protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
•If we fail to comply or regain compliance with Nasdaq’s continued listing standards, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,712,543	$46,329,359
Short-term investments	142,212,907	206,669,397
Accounts receivable	5,947	1,701,726
Accounts receivable from affiliated entities	5,110,279	10,036,490
Prepaid expenses and other current assets	3,230,882	50,130,481
Prepaid expenses and other current assets from affiliated entities	11,928	375,227
Total current assets	203,284,486	315,242,680
Fixed assets, net	6,303,949	7,727,997
Investment in affiliated entity	2,780,526	2,007,142
Intangible assets, net	—	2,129,861
Goodwill	10,513,371	10,513,371
Operating lease right-of-use assets	9,488,738	10,228,207
Other assets	666,890	684,044
Total assets	$233,037,960	$348,533,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,265,150	$79,686,885
Accounts payable and accrued expenses due to affiliated entities	1,686,375	1,220,439
Accrued clinical trial expenses	6,172,382	10,594,073
Operating lease liability	2,351,449	2,803,973
Grant funding liability	3,704,781	2,475,031
Grant funding liability from affiliated entity	43,836	87,673
Convertible senior notes	16,708,329	—
Total current liabilities	51,932,302	96,868,074
Convertible senior notes	—	16,614,840
Operating lease liability, net of current portion	11,702,044	12,655,586
Deferred tax liabilities	32,046	32,046
Total liabilities	63,666,392	126,170,546
Stockholders’ equity:
Preferred stock	—	—
Common stock	268,072	253,090
Additional paid-in capital	1,733,826,392	1,710,656,191
Accumulated deficit	(1,564,031,634)	(1,487,847,784)
Accumulated other comprehensive loss	(691,262)	(698,741)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	169,371,568	222,362,756
Total liabilities and stockholders’ equity	$233,037,960	$348,533,302

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue from collaborative arrangements and other contracts	$225,971	$784,395	$340,914	$983,469
Operating expenses:
Research and development	23,743,970	56,464,885	53,920,481	112,443,496
General and administrative	13,523,098	48,456,836	27,413,708	64,410,294
Total operating expenses	37,267,068	104,921,721	81,334,189	176,853,790
Loss from operations	(37,041,097)	(104,137,326)	(80,993,275)	(175,870,321)
Other income (expense):
Interest income	2,168,233	857,667	4,375,404	1,527,481
Interest expense	(313,488)	(313,488)	(626,976)	(626,976)
Gain (loss) on investment in affiliated entity	156,745	(934,015)	773,384	(1,471,743)
Net unrealized gain (loss) on available-for-sale equity securities	922,941	(3,967,101)	4,141,156	(8,807,742)
Other expense, net	(1,427,867)	(3,048)	(3,853,543)	(156,516)
Net loss before share in net loss of Geneos	(35,534,533)	(108,497,311)	(76,183,850)	(185,405,817)
Share in net loss of Geneos	—	—	—	(2,165,213)
Net loss	$(35,534,533)	$(108,497,311)	$(76,183,850)	$(187,571,030)
Net loss per share
Basic and diluted	$(0.13)	$(0.46)	$(0.29)	$(0.83)
Weighted average number of common shares outstanding
Basic and diluted	264,353,833	235,278,276	261,412,116	227,154,616

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,534,533)	$(108,497,311)	$(76,183,850)	$(187,571,030)
Other comprehensive (loss) income:
Foreign currency translation	(376)	(14,785)	(2,294)	(21,340)
Unrealized gain (loss) on short-term investments, net of tax	(108,089)	(176,991)	9,773	(346,088)
Comprehensive loss	$(35,642,998)	$(108,689,087)	$(76,176,371)	$(187,938,458)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2023
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	9	$—	253,091,319	$253,090	$1,710,656,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	9,121,000	9,121	13,990,879	—	—	14,000,000
Vesting of RSUs, net of tax payments	—	—	526,807	527	(425,231)	—	—	(424,704)
Stock-based compensation	—	—	—	—	3,809,003	—	—	3,809,003
Net loss	—	—	—	—	—	(40,649,317)	—	(40,649,317)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	117,862	117,862
Foreign currency translation	—	—	—	—	—	—	(1,918)	(1,918)
Balance at March 31, 2023	9	$—	262,739,126	$262,738	$1,728,030,842	$(1,528,497,101)	$(582,797)	$199,213,682
Issuance of common stock for cash, net of financing costs	—	—	5,105,152	5,105	2,910,074	—	—	2,915,179
Vesting of RSUs, net of tax payments	—	—	228,924	229	(32,521)	—	—	(32,292)
Stock-based compensation	—	—	—	—	2,917,997	—	—	2,917,997
Net loss	—	—	—	—	—	(35,534,533)	—	(35,534,533)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(108,089)	(108,089)
Foreign currency translation	—	—	—	—	—	—	(376)	(376)
Balance at June 30, 2023	9	$—	268,073,202	$268,072	$1,733,826,392	$(1,564,031,634)	$(691,262)	$169,371,568

	Three and Six Months Ended June 30, 2022
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	9	$—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	8,480,483	8,481	29,356,057	—	—	29,364,538
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	647,350	646	(943,167)	—	—	(942,521)
Stock-based compensation	—	—	—	—	7,711,151	—	—	7,711,151
Net loss	—	—	—	—	—	(79,073,719)	—	(79,073,719)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(169,097)	(169,097)
Foreign currency translation	—	—	—	—	—	—	(6,555)	(6,555)
Balance at March 31, 2022	9	$—	226,510,720	$226,509	$1,642,419,819	$(1,287,103,438)	$(457,888)	$355,085,002
Issuance of common stock for cash, net of financing costs	—	—	20,470,475	20,471	43,136,363	—	—	43,156,834
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	523,352	523	(218,213)	—	—	(217,690)
Stock-based compensation	—	—	—	—	8,336,053	—	—	8,336,053
Net loss	—	—	—	—	—	(108,497,311)	—	(108,497,311)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(176,991)	(176,991)
Foreign currency translation	—	—	—	—	—	—	(14,785)	(14,785)
Balance at June 30, 2022	9	$—	247,504,547	$247,503	$1,693,674,022	$(1,395,600,749)	$(649,664)	$297,671,112

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(76,183,850)	$(187,571,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,410,649	1,869,961
Amortization of intangible assets	145,417	257,327
Amortization of operating lease right-of-use assets	739,469	658,501
Impairment of intangible assets	1,984,444	—
Non-cash stock-based compensation	6,727,000	16,047,204
Non-cash interest on senior convertible notes	93,489	93,489
Amortization of discounts on investments	(2,402,451)	(72,833)
Loss on sales of short-term investments	3,853,543	320,942
Loss on disposal of fixed assets	334,297	157,666
Gain on remeasurement of investment in Geneos	—	(165,215)
(Gain) loss on equity investment in affiliated entity	(773,384)	1,471,743
Share of net loss in Geneos	—	2,165,213
Net unrealized (gain) loss on available-for-sale equity securities	(4,141,156)	8,807,742
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	6,621,990	(3,339,490)
Prepaid expenses and other current assets, including from affiliated entities	41,191,898	(17,590,402)
Other assets	17,154	655,650
Accounts payable and accrued expenses, including due to affiliated entities	(43,955,799)	58,090,822
Accrued clinical trial expenses	(4,421,691)	(203,397)
Deferred revenue, including from affiliated entity	—	8,953,565
Operating lease right-of-use assets and liabilities, net	(1,406,066)	(1,272,391)
Grant funding liability, including from affiliated entity	1,185,913	(1,730,316)
Other liabilities	—	(14,826)
Net cash used in operating activities	(68,979,134)	(112,410,075)
Cash flows from investing activities:
Purchases of investments	(106,741,680)	(139,377,240)
Proceeds from sale or maturity of investments	173,898,007	153,122,784
Purchases of capital assets	(320,898)	(717,212)
Proceeds from sale of capital assets	6,071,000	—
Investment in Geneos	—	(1,999,998)
Net cash provided by investing activities	72,906,429	11,028,334
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,915,179	72,521,372
Proceeds from stock option exercises	—	189,522
Taxes paid related to net share settlement of equity awards	(456,996)	(1,349,733)
Net cash provided by financing activities	2,458,183	71,361,161
Effect of exchange rate changes on cash and cash equivalents	(2,294)	(21,340)
Increase (Decrease) in cash and cash equivalents	6,383,184	(30,041,920)
Cash and cash equivalents, beginning of period	46,329,359	71,143,778
Cash and cash equivalents, end of period	$52,712,543	$41,101,858

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$—	$67,645
Interest paid	$533,487	$533,487
Issuance of common stock as part of litigation settlement	$14,000,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”) is a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with HPV, cancer, and infectious diseases. The Company’s goal is to advance its pipeline of product candidates and deliver on the promise of DNA medicines technology in treating and preventing a wide array of diseases.
In clinical trials, INOVIO's DNA medicine candidates have shown the ability to generate immune responses, especially CD4+, CD8+, and memory T-cell responses against targeted pathogens and cancers, via its precisely designed plasmids. These plasmids are delivered into cells using the Company's investigational proprietary smart device, CELLECTRA.
INO-3107 is INOVIO's candidate for the treatment of the HPV-related disease recurrent respiratory papillomatosis (RRP). In October 2022 and February 2023, INOVIO announced data from the first and second cohorts of its Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11 associated RRP. In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgical interventions required to manage the disease during the first year following initial treatment, a result that reinforces the Company's belief that DNA medicines may play a key role in the treatment of HPV-related diseases.
In addition to its development efforts with INO-3107, INOVIO is also actively developing or plan to develop DNA medicines for HPV-related precancers, including vulvar and anal dysplasia; HPV-related cancers, including head & neck cancer; and glioblastoma multiforme, or GBM, the most common aggressive type of brain cancer, as well as a potential vaccine booster to protect against the Ebola virus.
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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and six months ended June 30, 2023 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of June 30, 2023 and December 31, 2022, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.

Liquidity
The Company incurred a net loss attributable to common stockholders of $35.5 million and $76.2 million for the three and six months ended June 30, 2023, respectively. The Company had working capital of $151.4 million and an accumulated deficit of $1.6 billion as of June 30, 2023. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $194.9 million as of June 30, 2023 are sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $2.9 million and $83.0 million under a Sales Agreement during the six months ended June 30, 2023 and year ended December 31, 2022, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of June 30, 2023 and December 31, 2022:

		As of June 30, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$65,340,680	$—	$(5,232,358)	$60,108,322
U.S. treasury securities	Less than 1	78,144,669	321	—	78,144,990
Certificates of deposit	Less than 1	2,978,235	12,695	(310)	2,990,620
U.S. agency mortgage-backed securities	*	1,379,591	—	(410,616)	968,975
		$147,843,175	$13,016	$(5,643,284)	$142,212,907

		As of December 31, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$117,036,232	$—	$(9,373,514)	$107,662,718
U.S. treasury securities	Less than 1	95,001,209	7,567	(44,266)	94,964,510
Certificates of deposit	Less than 1	2,977,564	13,664	(320)	2,990,908
U.S. agency mortgage-backed securities	*	1,435,592	—	(384,331)	1,051,261
		$216,450,597	$21,231	$(9,802,431)	$206,669,397
*No single maturity date.
During the three and six months ended June 30, 2023, the Company recorded gross realized gains on investments of $200 and $500, respectively, and gross realized losses on investments of $1.5 million and $3.9 million, respectively. During the three and six months ended June 30, 2022, the Company recorded gross realized gains on investments of $1,000 and $21,000, respectively, and gross realized losses on investments of $3,000 and $342,000, respectively. During the three and six months ended June 30, 2023, the Company recorded net unrealized gains on available-for-sale equity securities of $923,000 and $4.1 million, respectively. During the three and six months ended June 30, 2022, the Company recorded net unrealized losses on available-for-sale equity securities of $4.0 million and $8.8 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2023, the Company had 23 available-for-sale securities with an aggregate total unrealized loss of $5.6 million. Of these securities, 21 had been in a loss position for longer than 12 months as of June 30, 2023.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2023 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of June 30, 2023:

	Fair Value Measurements at
	June 30, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$60,108,322	$60,108,322	$—	$—
U.S. treasury securities	78,144,990	78,144,990	—	—
Certificates of deposit	2,990,620	—	2,990,620	—
U.S. agency mortgage-backed securities	968,975	—	968,975	—
Total short-term investments	142,212,907	138,253,312	3,959,595	—

Investment in affiliated entity	2,780,526	2,780,526	—	—
Total assets measured at fair value	$144,993,433	$141,033,838	$3,959,595	$—

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

Level 1 assets at June 30, 2023 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at June 30, 2023 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2023 or December 31, 2022.

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Insurance recovery (a)	$—	$30,000,000
Prepaid manufacturing expenses	143,700	1,401,028
Other prepaid expenses	3,087,182	18,729,453
	$3,230,882	$50,130,481

Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Trade accounts payable	$8,670,070	$19,862,487
Accrued compensation	10,001,069	12,574,921
Accrued litigation settlement (a)	—	44,000,000
Other accrued expenses (b)	2,594,011	3,249,477
	$21,265,150	$79,686,885

(a)    In July 2022, the Company entered into a memorandum of understanding for the proposed settlement of the class action securities litigation described in this report under “Legal Proceedings.” The final judicial order for the settlement was issued in January 2023. The settlement consisted of $30.0 million in cash and $14.0 million in shares of the Company's common stock to settle all outstanding claims. As of December 31, 2022, the Company's insurance carriers had paid the cash component of the proposed settlement, which amounts were being held in escrow. The Company's insurance carriers paid $252,000 of other expenses on behalf of the Company, which amounts were offset against the insurers' cash commitment as part of the settlement. During the three months ended March 31, 2023, the cash component of the settlement was released from escrow and the Company issued 9,121,000 shares of common stock pursuant to the securities class action settlement.

(b) In March 2023, the Company entered into a stipulation of settlement for the proposed settlement of the shareholder derivative litigation described in this report under “Legal Proceedings.” In June 2023, the court preliminarily approved the proposed settlement. As part of the settlement, subsequent to June 30, 2023, the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses, which amount remains subject to final court approval. This amount was accrued within “Other accrued expenses” as of December 31, 2022.

6. Goodwill and Intangible Assets
The following sets forth the goodwill and intangible assets by major asset class:

		June 30, 2023				December 31, 2022
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Impairment	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—		$10,513,371	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	—	—	—	—	1,323,761	(1,323,761)	—
Bioject(a)	12	5,100,000	(3,115,556)	(1,984,444)	—	5,100,000	(2,988,889)	2,111,111
Other(b)	18	4,050,000	(4,050,000)	—	—	4,050,000	(4,031,250)	18,750
Total intangible assets	11	9,150,000	(7,165,556)	(1,984,444)	—	10,473,761	(8,343,900)	2,129,861
Total goodwill and intangible assets		$19,663,371	$(7,165,556)	$(1,984,444)	$10,513,371	$20,987,132	$(8,343,900)	$12,643,232

(a)Bioject intangible assets represented the estimated fair value of developed technology and intellectual property which were recorded from an asset acquisition.
(b)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2023 was $2.0 million and $2.1 million, respectively. Aggregate amortization expense on intangible assets for the three and six months ended June 30, 2022 was $131,000 and $257,000, respectively. During the three months ended June 30, 2023, the Company recorded an impairment charge of $2.0 million to research and development expense for the remaining intangible assets related to the Bioject acquisition, as it was determined that there are no current plans to develop or utilize this technology based on the latest Company strategy. There were no other impairment or impairment indicators present during the three and six months ended June 30, 2023. No losses were recorded during the three and six months ended June 30, 2022.

7. Convertible Debt
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
The balance of the Notes at June 30, 2023 was as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(62,329)
Accrued interest	355,658
Net carrying amount	$16,708,329

For both the three and six months ended June 30, 2023 and 2022, the Company recognized $313,000 and $627,000, respectively, of interest expense related to the Notes, of which $267,000 and $533,000, respectively, related to the contractual interest coupon.
As of June 30, 2023, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

2023	533,000
2024	16,948,000
Total	$17,481,000

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2023 and December 31, 2022:

			Outstanding as of
	Authorized	Issued	June 30, 2023	December 31, 2022
Common Stock, par value $0.001 per share	600,000,000	268,073,202	268,073,202	253,091,319
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the six months ended June 30, 2023, the Company sold 5,105,152 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $0.58 per share, resulting in aggregate net proceeds of $2.9 million. As of June 30, 2023 there was $164.4 million of remaining capacity under the 2021 Sales Agreement.

During the three months ended March 31, 2023, the Company issued 9,121,000 shares of common stock pursuant to the securities class action settlement, as described in Note 12.
Stock Options and Restricted Stock Units
The Board of Directors adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) on March 24, 2023, pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 14,000,000 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At June 30, 2023, the Company had 14,098,753 shares of common stock available for future grant under the 2023 Plan, 0 shares underlying outstanding RSUs and 1,875 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
At June 30, 2023, the Company had 3,545,212 shares underlying outstanding but unvested RSUs and options outstanding to purchase 13,181,949 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years. Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 2,000,000 shares. At June 30, 2023, the Company had 1,557,500 shares of common stock available for future grant under the 2022 Inducement Plan, 120,000 shares underlying outstanding but unvested RSUs and options outstanding to purchase 287,500 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2023, the Company had options outstanding to purchase 1,695,370 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 7) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and six months ended June 30, 2023 and 2022, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	15,166,694	14,292,362
Service-based restricted stock units	3,665,212	2,869,680
Performance-based restricted stock units	—	111,941
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	3,049,980
Total	21,885,195	20,327,272

10. Stock-Based Compensation
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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.45%	2.90%	4.05%	2.04%
Expected volatility	101%	95%	100%	94%
Expected life in years	5.6	5.7	5.5	5.7
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 was $2.8 million and $6.4 million, respectively, of which $1.3 million and $2.7 million, respectively, was included in research and development expenses, and $1.5 million and $3.7 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 was $8.8 million and $16.0 million, respectively, of which $2.2 million and $5.9 million, respectively, was included in research and development expenses, and $6.6 million and $10.1 million, respectively, was included in general and administrative expenses.
At June 30, 2023, there was $8.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $0.60 and $0.94 for employee and director stock options granted during the three and six months ended June 30, 2023, respectively, and $1.66 and $2.35 for the three and six months ended June 30, 2022, respectively.
At June 30, 2023, there was $6.3 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share was $0.77 and $0.86 for service-based RSUs granted during the three and six months ended June 30, 2023, respectively, and $2.14 and $3.12 for the three and six months ended June 30, 2022, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2023 was $146,000 and $366,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2022 was $415,000 and $965,000, respectively.

11. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of June 30, 2023, representing an 18.7% ownership interest, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For both the three and six months ended June 30, 2023, the Company recognized no revenue from PLS and for the three and six months ended June 30, 2022 recognized revenue of $6,000 and $15,000, respectively. At each of June 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $59,000 due from PLS.
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
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19, with funding extended through August 2024. The sub-grant also includes an option for an additional $1.6 million in funding through September 2025.
In December 2022, the Company received a $1.2 million sub-grant through Wistar with funding through November 2023, with an option for an additional $5.4 million in funding through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched immunogens for HIV.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2023, the Company recorded $179,000 and $390,000, respectively, and for the three and six months ended June 30, 2022 the Company recorded $3.9 million and $5.4 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 13). Research and development expenses recorded from Wistar for the three and six months ended June 30, 2023 were $510,000 and $932,000, respectively. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2022 were $444,000 and $626,000, respectively. At June 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $5.0 million and $9.9 million, respectively, and an accounts payable and accrued liability balance of $1.7 million and $1.2 million, respectively, related to Wistar. As of June 30, 2023, the Company recorded $44,000 as deferred grant funding and $12,000 as prepaid expenses on the condensed consolidated balance sheet related to Wistar.

12. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2023 of 0.4 to 6.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2023, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2023	$2,098,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
2027	2,526,000
Thereafter	4,223,000
Total remaining lease payments	18,099,000
Less: present value adjustment	(4,046,000)
Total operating lease liabilities	14,053,000
Less: current portion	(2,351,000)
Long-term operating lease liabilities	$11,702,000

Weighted-average remaining lease term	5.6 years
Weighted-average discount rate	8.6%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 were $856,000 and $1.7 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 were $851,000 and $1.7 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Legal Proceedings
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and its former President and Chief Executive Officer as defendants. The lawsuit alleged that the Company made materially false and misleading statements in violation of certain federal securities laws. The plaintiffs sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The plaintiffs’ complaint was later amended to include certain of the Company’s other officers as defendants. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was approved by the court in January 2023. Under the settlement, the Company agreed to pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. The Company's insurance carriers paid the $30.0 million cash component of the settlement. During the three months ended March 31, 2023, the Company issued 9,121,000 shares of common stock pursuant to the securities class action settlement.
Shareholder Derivative Litigation
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The lawsuit asserted state and federal claims and was based on the same alleged misstatements as the shareholder class action complaint described above. The lawsuit accused the Company’s board of directors of failing to exercise reasonable and prudent supervision over the Company’s management, policies, practices, and internal controls. The plaintiff sought unspecified monetary damages on behalf of the Company as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action. On June 12, 2020 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v Kim, et. al. The complaints asserted substantially similar claims as the Beheshti action and named the Company’s current directors as defendants. The Devarakonda complaint also named one of the Company’s former directors as a defendant. On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation.
On July 7, 2020, a fourth shareholder derivative complaint, Fettig v. Kim et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The complaint asserted substantially similar claims as those in the consolidated derivative action. On August 27, 2020, the Fettig action was consolidated with the other derivative cases.
On March 28, 2022, a fifth shareholder derivative complaint, Schumacher v. Benito et al., was filed in the Delaware Court of Chancery, naming eight current and former directors as defendants. The complaint asserted substantially similar claims as those in the consolidated derivative action. On May 4, 2022, the Delaware Court of Chancery entered a stay of the litigation.
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
On June 14, 2023, the court entered an order preliminarily approving the proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement dated March 31, 2023. The order also approved the form and manner of the notice of the Settlement and set October 11, 2023 as the date for a settlement hearing to determine, among other things, whether the terms of the Stipulation should be approved as fair, reasonable and adequate. The Stipulation of Settlement contemplates that, following the settlement hearing and the final approval of the settlement by the court, the Company will implement certain corporate governance reforms described in the Stipulation of Settlement. In addition, as part of the Settlement, subsequent to June 30, 2023, the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses, which amount remains subject to final court approval.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. For each of the three and six months ended June 30, 2023 and 2022, no revenue was recognized from Advaccine.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. For the three and six months ended June 30, 2023, the Company received funding of $1.2 million and $2.4 million, respectively, from Advaccine that was recorded as contra-research and development expense. No funding was received during the three and six months ended June 30, 2022.
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
As of June 30, 2023 there have been no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations
The Company previously entered into agreements with CEPI, pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. The goal of the collaboration between the Company and CEPI was to conduct research and development so that investigational stockpiles would be ready for clinical efficacy trial testing during potential disease outbreaks. The agreements with CEPI contemplated preclinical studies, as well as Phase 1 and Phase 2 clinical trials, occurring over multiple years. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. During the three and six months ended June 30, 2023, the Company received funding of $303,000 and $1.9 million, respectively, related to these grants and recorded those payments as contra-research and development expense. During the three and six months ended June 30, 2022, the Company received funding of $3.2 million and $5.2 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of June 30, 2023, the Company had $1.5 million recorded as deferred grant funding on the condensed consolidated balance sheet related to these CEPI grants.
In November 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and six months ended June 30, 2023, the Company received funding of $135,000 and $188,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. During the three and six months ended June 30, 2022, the Company received funding of $243,000 and $754,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of June 30, 2023, the Company had $2.2 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and six months ended June 30, 2023, the Company recorded $12,000 and $70,000, respectively, as contra-research and development expense related to the Gates dMAb grant. During the three and six months ended June 30, 2022, the Company recorded $6,000 and $86,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of June 30, 2023, the Company had $86,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. The total amount of funding provided to the Company under the OTA Agreement was $54.5 million. The Company determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds was not receiving reciprocal value for their contributions. The Company recorded contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses were incurred. During the three and six months ended June 30, 2022, the Company recorded $2.9 million and $6.1 million, respectively, as contra-research and development expense related to the OTA Agreement. No amounts were recorded during the three and six months ended June 30, 2023.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The total purchase price under the Procurement Contract was $16.8 million. The Company determined that the Procurement Contract fell under the scope of ASC Topic 606 as the contract was with a customer and the Company was able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consisted of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. In 2021, the DoD discontinued funding for the Phase 3 segment of the Company's clinical trials for INO-4800 and in January 2022, the total purchase price under the Procurement Contract was reduced to $10.7 million. All performance obligations under the Procurement Contract have been satisfied. During each of the three and six months ended June 30, 2022, the Company recorded revenue of $625,000 from the Procurement Contract. No amounts were recorded during the three and six months ended June 30, 2023.

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
 For the six months ended June 30, 2023 and 2022, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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

16. Subsequent Events

On July 31, 2023, the Company committed to and communicated a corporate reorganization plan, including a reduction in force of 58 employees (the “Reduction”), representing approximately 30% of its full-time employees.
The Company expects to incur a one-time charge of $2.1 million in the third quarter of 2023 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services. The Company expects such costs to be the only direct expenses associated with the Reduction. The Company expects substantially all of the charges associated with the Reduction to be incurred during the quarter ending September 30, 2023, with related cash payments expected to be paid out by October 31, 2023.

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

Overview
We are a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with HPV, cancer, and infectious diseases. Our goal is to advance our pipeline of product candidates and deliver on the promise of DNA medicines technology in treating and preventing a wide array of diseases.
In clinical trials, our DNA medicine candidates have shown the ability to generate immune responses, especially CD4+, CD8+, and memory T-cell responses against targeted pathogens and cancers, via our precisely designed plasmids. These plasmids are delivered into cells using our investigational proprietary smart device, CELLECTRA.
INO-3107 is our candidate for the treatment of the HPV-related disease recurrent respiratory papillomatosis, or RRP. In October 2022 and February 2023, we announced data from the first and second cohorts of our Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11 associated RRP. In this trial, treatment with INO-3107 resulted in a statistically significant reduction of the median number of surgical interventions required to manage the disease during the first year following initial treatment, a result that reinforces our belief that DNA medicines may play a key role in the treatment of HPV-related diseases. We are preparing to conduct a randomized, placebo-controlled pivotal Phase 3 trial of INO-3107 in RRP patients. Subject to regulatory clearance to commence the trial, we are targeting having the first patient dosed in the first quarter of 2024.

In addition to our development efforts with INO-3107, we are also actively developing or plan to develop DNA medicines for HPV-related precancers, including vulvar and anal dysplasia; HPV-related cancers, including head & neck cancer; and glioblastoma multiforme, or GBM, the most common aggressive type of brain cancer, as well as a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of cervical high-grade squamous intraepithelial lesions (HSIL) but announced in August 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
In addition to ApolloBio, our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, Indiana University, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
All of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any material revenues from commercial sales for at least the next several years. We earn revenue from license fees and milestone revenue and collaborative research and development agreements and contracts. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
As of June 30, 2023, we had an accumulated deficit of $1.6 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Reductions in Force
On July 31, 2023, we committed to and communicated a corporate reorganization plan, including a reduction in force of 58 employees, representing approximately 30% of our full-time employees (the “Reduction”). We expect to incur a one-time charge of $2.1 million in the third quarter of 2023 related to the Reduction, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services. We expect substantially all charges associated with the Reduction to be incurred during the quarter ending September 30, 2023, with related cash payments expected to be paid out by October 31, 2023. We expect that the Reduction will result in annual cost savings of approximately $9.9 million.
In the first quarter of 2023, we undertook a corporate reorganization and reduced overall headcount by approximately 24 employees, which represented 11% of our full-time employees. We incurred a one-time charge of $1.1 million in the first quarter of 2023 related to these actions, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time and outplacement services.
VGX-3100
As part of the corporate reorganization plan announced on August 1, 2023, we have made the decision to discontinue further clinical development of VGX-3100 as a potential treatment for cervical HSIL in the United States. Our partner ApolloBio continues to conduct its ongoing Phase 3 trial in cervical HSIL patients in China with plans to seek regulatory approval for VGX-3100 in China.

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

Results of Operations
Revenue. Total revenue, all of which was derived under collaborative arrangements and other contracts, was $226,000 and $341,000 for the three and six months ended June 30, 2023, respectively, as compared to $784,000 and $983,000 for the three and six months ended June 30, 2022, respectively. The decrease in revenue was primarily due to no revenue from our Procurement Contract with the DoD as all performance obligations were satisfied during 2022.
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
The following table summarizes our research and development expense by product candidate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
INO-4800 and other COVID-19 programs (a)	$1,324	$30,866	$(29,542)	(96)%
VGX-3100	1,234	5,869	(4,635)	(79)%
INO-3107	4,569	1,324	3,245	245%
INO-5401 and other Immuno-oncology	6,414	2,125	4,289	202%
Other research and development programs (a)	397	(321)	718	(224)%
Engineering and device-related	1,775	7,519	(5,744)	(76)%
Stock-based compensation	1,272	2,374	(1,102)	(46)%
Other unallocated expenses (b)	6,758	6,710	48	1%
Research and development expense	$23,743	$56,466	$(32,723)	(58)%

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
INO-4800 and other COVID-19 programs (a)	$10,246	$54,740	$(44,494)	(81)%
VGX-3100	3,372	11,415	(8,043)	(70)%
INO-3107	7,881	4,288	3,593	84%
INO-5401 and other Immuno-oncology	7,613	4,390	3,223	73%
Other research and development programs (a)	4,126	(81)	4,207	(5194)%
Engineering and device-related	4,213	17,780	(13,567)	(76)%
Stock-based compensation	2,753	6,213	(3,460)	(56)%
Other unallocated expenses (b)	13,717	13,700	17	—%
Research and development expense	$53,921	$112,445	$(58,524)	(52)%
(a) Net of contributions received from grant agreements and recorded as contra- research and development expense.
(b) Includes impairment of intangible assets of $2.0 million recorded in the second quarter of 2023.
The decrease in research and development expenses for the three and six-month periods year over year was primarily the result of:
•$21.3 million and $35.5 million, respectively, in lower drug manufacturing, clinical study expenses and outside services related to INO-4800 after we discontinued this program in the fourth quarter of 2022;
•$6.9 million and $10.9 million, respectively, in lower employee and consultant compensation, including stock-based compensation primarily due to our reductions in force;
•$6.3 million and $6.7 million, respectively, in lower drug manufacturing and clinical study expenses related to other COVID-19 studies;

•$3.4 million and $6.4 million, respectively, in lower immunology, clinical study expenses, outside services and expensed inventory related to VGX-3100;
•$3.4 million and $3.9 million, respectively, in lower drug manufacturing related to the sub-grant through Wistar for COVID-19 dMAbs; and
•$1.7 million and $6.4 million in lower expensed inventory and outside services related to our CELLECTRA 3PSP device and array automation project.
These decreases were partially offset by $8.5 million and $12.9 million, respectively, of lower contra-research and development expense recorded from grant agreements and $4.8 million and $4.9 million, respectively, of higher other drug manufacturing expenses, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $1.8 million and $4.9 million for the three and six months ended June 30, 2023, respectively, as compared to $10.3 million and $17.8 million for the three and six months ended June 30, 2022, respectively. The decrease for the three and six-month periods year over year was primarily due to a decrease of $2.9 million and $6.1 million, respectively, earned under the DoD 3PSP device development grant, decreases of $3.7 million and $4.7 million, respectively, earned under the sub-grant through Wistar for COVID-19 dMAb and decreases of $2.9 million and $3.3 million, respectively, earned under the CEPI LASSA and MERS grants. These decreases were offset by increases of $1.2 million and $2.4 million in reimbursements from Advaccine during the three and six months ending June 30, 2023, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $13.5 million and $27.4 million for the three and six months ended June 30, 2023, respectively, as compared to $48.5 million and $64.4 million for the three and six months ended June 30, 2022, respectively. Decreases for the three and six-month periods year over year included:
•$44.0 million related to the class action securities litigation settlement reduced by $30.0 million of insurance recoveries, of which the net $14.0 million was the value of our common stock issued in connection with the settlement in 2023;
•$11.1 million and $9.7 million, respectively, in legal expenses primarily related to litigation matters that were concluded;
•$6.9 million in severance expenses related to the separation of our former President and Chief Executive Officer in May 2022, including $4.2 million of stock-based compensation expense related to equity award modifications;
•$1.3 million and $1.8 million, respectively, in other outside services; and
•$1.0 million and $2.6 million, respectively, in other employee and consultant stock-based compensation.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2023 was $2.8 million and $6.4 million, respectively. Of these amounts, $1.3 million and $2.7 million, respectively, was included in research and development expenses, and $1.5 million and $3.7 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2022 was $8.8 million and $16.0 million, respectively. Of these amounts, $2.2 million and $5.9 million, respectively, was included in research and development expenses, and $6.6 million and $10.1 million, respectively, was included in general and administrative expenses. The decrease was due to a lower weighted average grant date fair value for the awards granted during the first half of 2023.
Interest income. Interest income for the three and six months ended June 30, 2023 was $2.2 million and $4.4 million, respectively, as compared to $858,000 and $1.5 million for the three and six months ended June 30, 2022, respectively. The increase for the three and six-month periods year over year was due to higher interest rates.
Interest expense. Interest expense for both the three and six months ended June 30, 2023 and 2022 was $313,000 and $627,000, respectively.
Gain (loss) on investment in affiliated entities. The gain (loss) resulted from the change in the fair market value of our investment in PLS of $157,000 and $773,000 for the three and six months ended June 30, 2023, respectively, as compared to $(934,000) and $(1.5) million for the three and six months ended June 30, 2022, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three and six months ended June 30, 2023 of $923,000 and $4.1 million, respectively, as compared to net unrealized losses of $(4.0) million and $(8.8) million for the three and six months ended June 30, 2022, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense for the three and six months ended June 30, 2023 of $1.4 million and $3.9 million, respectively, as compared to $3,000 and $157,000 for the three and six months ended June 30, 2022, respectively, related primarily to the realized loss on short-term investments sold during the period.
Share in net loss of Geneos. The share in net loss of Geneos represents our share of Geneos' losses during the period after deconsolidation. As described in Note 15 to our condensed consolidated financial statements included in this report, we reduced the value of our investment in Geneos to zero as of March 31, 2022. We will not reduce our investment below $0 and will not record our share of further net losses of Geneos subsequent to that date, as we have no obligation to fund Geneos.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $194.9 million and working capital of $151.4 million, as compared to $253.0 million and $218.4 million, respectively, as of December 31, 2022.
Cash Flows
Operating Activities
Net cash used in operating activities was $69.0 million and $112.4 million for the six months ended June 30, 2023 and 2022, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $72.9 million and $11.0 million for the six months ended June 30, 2023 and 2022, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $2.5 million and $71.4 million for the six months ended June 30, 2023 and 2022, respectively. The variance was primarily due to net proceeds of $2.9 million from the sale of common stock under the Sales Agreement (defined below) in 2023 compared to net proceeds of $72.5 million received during the six months ended June 30, 2022.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the six months ended June 30, 2023, we sold 5,105,152 shares of our common stock under the Sales Agreement at a weighted average price of $0.58 per share, resulting in aggregate net proceeds of $2.9 million. During the year ended December 31, 2022, we sold 34,445,743 shares of common stock under the Sales Agreement for aggregate net proceeds of $83.0 million.
During the six months ended June 30, 2023, no stock options were exercised and tax payments of $457,000 were made related to the net share settlement of RSU awards. During the six months ended June 30, 2022, stock options to purchase 75,444 shares of common stock were exercised for aggregate net proceeds to us of $190,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.3 million.
During the three months ended March 31, 2023, we issued 9,121,000 shares of common stock pursuant to a securities class action settlement, as described in Note 12 to our condensed consolidated financial statements included in this report.
Funding Requirements

As of June 30, 2023, we had an accumulated deficit of $1.6 billion, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including amounts that we may be able to obtain through sales of common stock under the Sales Agreement, will not be sufficient to complete the clinical development of any of our product candidates, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of any product candidates that receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
During 2023, we have undertaken actions to decrease our expenses and extend our cash runway, including multiple headcount reductions. Also, in the fourth quarter of 2022, we discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. We expect these actions collectively to reduce our operating expenses and extend our cash runway into the third quarter of 2025, without giving effect to any further capital raising activities, whether under the Sales Agreement or otherwise.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At June 30, 2023, we had an approximately $2.9 million minimum purchase obligation in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
Our Senior Convertible Notes will mature on March 1, 2024 (See Note 7 to our condensed consolidated financial statements in this report for additional information). We expect to satisfy this $16.4 million obligation from existing cash.
During the six months ended June 30, 2023, except as described above there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and into the six months ended June 30, 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first half of 2022, which contributed to the unrealized loss of $5.6 million in the market value of our investment portfolio as of June 30, 2023.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the six months ended June 30, 2023 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation increased generally in the United States in 2022 and continuing into 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
Securities Litigation
On March 12, 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming us and our former President and Chief Executive Officer, as defendants. The lawsuit alleged that we made materially false and misleading statements in violation of certain federal securities laws. The plaintiffs sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The plaintiffs’ complaint was later amended to include certain of our other officers as defendants. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was approved by the court in January 2023. Under the settlement, we agreed to pay $30.0 million in cash and $14.0 million in shares of our common stock to settle all outstanding claims. Our insurance carriers paid the $30.0 million cash component of the settlement. During the three months ended March 31, 2023, we issued 9,121,000 shares of common stock pursuant to the securities class action settlement.
Shareholder Derivative Litigation
On April 20, 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight of our current and former directors as defendants. The lawsuit asserted state and federal claims and was based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accused our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiff sought unspecified monetary damages on behalf of us as well as governance reforms. On June 5, 2020, the court stayed the Beheshti action. On June 12, 2020 and June 15, 2020, two additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Isman v. Benito, et al. and Devarakonda et al. v. Kim, et. al. The complaints asserted substantially similar claims as the Beheshti action and named our current directors as defendants. The Devarakonda complaint also named one of our former directors as a defendant. On July 21, 2020, the court consolidated the three derivative cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation.
On July 7, 2020, a fourth shareholder derivative complaint, Fettig v. Kim et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight of our current and former directors as defendants. The complaint asserted substantially similar claims as those in the consolidated derivative action. On August 27, 2020, the Fettig action was consolidated with the other derivative cases.
On March 28, 2022, a fifth shareholder derivative complaint, Schumacher v. Benito et al., was filed in the Delaware Court of Chancery, naming eight of our current and former directors as defendants. The complaint asserted substantially similar claims as those in the consolidated derivative action. On May 4, 2022, the Delaware Court of Chancery entered a stay of the litigation.
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
On June 14, 2023, the court entered an order preliminarily approving the proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement dated March 31, 2023. The order also approved the form and manner of the notice of the Settlement and set October 11, 2023 as the date for a settlement hearing to determine, among other things, whether the terms of the Stipulation should be approved as fair, reasonable and adequate. The Stipulation contemplates that, following the settlement hearing and the final approval of the Settlement by the court, we will implement certain corporate governance reforms described in the Stipulation. As part of the Settlement, we also paid $1.2 million to plaintiffs’ counsel for their fees and expenses, which amount remains subject to final court approval.
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
We have experienced significant operating losses over the last several years. As of June 30, 2023, our accumulated deficit was $1.6 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
In the past we have derived a significant portion of our revenue from a limited number of licensing partners and government grants and contracts, and we expect that a significant portion of our revenue will continue to be derived from a limited number of licensing partners and/or government grants and contracts unless and until we are able to commercialize our product candidates. Revenue can fluctuate significantly depending on the timing of upfront and event-based payments and work performed. If we fail to sign additional future contracts with major licensing partners and the government, if a contract is delayed or deferred, or if an existing contract expires or is canceled and we fail to replace the contract with new business, our revenue would be adversely affected.
We will need substantial additional capital to develop our DNA medicines and proprietary smart device technology, which may prove difficult or costly to obtain.
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
If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our proprietary smart device and our DNA medicine candidates may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. For example, in November 2022 we announced the discontinuation of the development programs for our product candidates INO-4700 for MERS and INO-4500 for Lassa Fever, and in August 2023 we announced a pause on further clinical development of VGX-3100, which was previously our lead product candidate, for the treatment of cervical HSIL. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
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
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary smart device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, we previously relied on VGXI to manufacture DNA plasmids for our DNA medicine candidates. In 2020, VGXI notified us that they would be unable to produce the necessary plasmids to meet this timeline due to a lack of manufacturing capacity. As a result, we had to engage several additional third-party contract manufacturers. However, there can be no assurance that we will be able to secure adequate additional manufacturing capacity for any of our DNA medicine candidates on commercially reasonable terms. Our inability to secure sufficient manufacturing capacity, or our inability to transfer necessary manufacturing know-how to third parties, would adversely affect our commercialization plans and could also harm our reputation.
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
We are developing some of our investigational DNA medicines using new endpoints or methodologies for the treatment of diseases in which there is little clinical experience. As a result, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
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
We have agreements with government agencies that are subject to termination and uncertain future funding. Termination or cessation of funding would have a negative impact on our ability to develop certain of our pipeline candidates and/or require us to seek alternative funding sources to advance product candidates.
We have entered into agreements with government agencies, such as the National Institutes of Health’s National Institute of Allergy and Infectious Diseases, DARPA, Medical CBRN Defense Consortium and the Department of Defense (DoD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, and we intend to continue entering into these types of agreements with government agencies in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, in 2021 the DoD discontinued funding for the planned Phase 3 trial of our COVID-19 product candidate, which resulted in increased expenditures by us.
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
Risks Related to Employee and Operational Matters
Our operating results may be harmed if our corporate restructuring plans and cost reduction efforts do not achieve the anticipated results or cause undesirable consequences.
Between July 2022 and January 2023, we undertook restructuring plans that resulted in a total reduction in headcount of more than 25% of our employees and a significant majority of our contractors. In August 2023 we announced a further corporate reorganization that included a further headcount reduction of approximately 30%. As a result, our full-time employee headcount has declined from 317 employees as of February 2022 to approximately 125 following the most recent reduction. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. During the second half of 2022, we experienced increased attrition after conducting the first reduction in force. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation.
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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, numerous purported shareholder class action and shareholder derivative complaints were filed against us beginning in 2020, naming us and our directors and executive officers as defendants, alleging that we made materially false and misleading statements in violation of federal securities laws. Although we have settled these actions as described in this report, there can be no guarantee that we will not become subject to similar claims in the future.
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
We face intense and increasing competition and steps taken by our competitors such as the introduction of a new, disruptive technology, may impede our ability to develop and commercialize our DNA medicines.
If any of our competitors develop products with efficacy or safety profiles significantly better than our product candidates and introduce new, disruptive technology, we may not be able to complete the development of or commercialize our product candidates, and sales of any commercialized products could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or product candidates obsolete or noncompetitive, or result in treatments or cures superior to ours.

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
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We have entered into collaborations with Chinese companies and rely on clinical materials manufactured in China for our development efforts. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
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
Our management has broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. For example, our operating expenses increased significantly from 2020 to 2022 due to development and manufacturing activities for our COVID-19 vaccine program, for which we discontinued internal funding in the fourth quarter of 2022. We may not deploy our current capital resources effectively. The failure by our management to apply our funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
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

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation with all amendments (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement Form S-3, filed on July 23, 2014).

3.2	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s current report Form 8-K filed on August 12, 2011).

10.1+	Inovio Pharmaceuticals, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 18, 2023).

10.2+	Form of Option Grant Package under 2023 Omnibus Incentive Plan (filed herewith).

10.3+	Form of RSU Grant Package under 2023 Omnibus Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Inovio Pharmaceuticals, Inc.

Date:	August 9, 2023	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 9, 2023	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)