Form 10-Q
period 2023-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2023-11-09
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 272,986,424 as of November 8, 2023.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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
•If we cannot comply with Nasdaq’s continued listing standards, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,804,602	$46,329,359
Short-term investments	148,668,866	206,669,397
Accounts receivable	—	1,701,726
Accounts receivable from affiliated entities	2,143,933	10,036,490
Prepaid expenses and other current assets	5,114,873	50,130,481
Prepaid expenses and other current assets from affiliated entities	34,923	375,227
Total current assets	174,767,197	315,242,680
Fixed assets, net	5,632,511	7,727,997
Investment in affiliated entity	2,994,900	2,007,142
Intangible assets, net	—	2,129,861
Goodwill	—	10,513,371
Operating lease right-of-use assets	9,097,275	10,228,207
Other assets	605,315	684,044
Total assets	$193,097,198	$348,533,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,553,742	$79,686,885
Accounts payable and accrued expenses due to affiliated entities	711,720	1,220,439
Accrued clinical trial expenses	5,011,185	10,594,073
Operating lease liability	2,117,971	2,803,973
Grant funding liability	3,806,161	2,475,031
Grant funding liability from affiliated entity	21,918	87,673
Convertible senior notes	16,488,329	—
Total current liabilities	43,711,026	96,868,074
Convertible senior notes	—	16,614,840
Operating lease liability, net of current portion	11,194,413	12,655,586
Deferred tax liabilities	32,046	32,046
Total liabilities	54,937,485	126,170,546
Stockholders’ equity:
Preferred stock	—	—
Common stock	269,730	253,090
Additional paid-in capital	1,736,602,555	1,710,656,191
Accumulated deficit	(1,597,961,498)	(1,487,847,784)
Accumulated other comprehensive loss	(751,074)	(698,741)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	138,159,713	222,362,756
Total liabilities and stockholders’ equity	$193,097,198	$348,533,302

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue from collaborative arrangements and other contracts	$388,446	$9,154,133	$729,359	$10,137,602
Operating expenses:
Research and development	15,503,032	33,087,130	69,423,513	145,530,626
General and administrative	9,925,055	11,824,047	37,338,763	76,234,341
Impairment of goodwill	10,513,371	—	10,513,371	—
Total operating expenses	35,941,458	44,911,177	117,275,647	221,764,967
Loss from operations	(35,553,012)	(35,757,044)	(116,546,288)	(211,627,365)
Other income (expense):
Interest income	1,938,745	1,365,759	6,314,149	2,893,240
Interest expense	(313,488)	(313,488)	(940,464)	(940,464)
Gain (loss) on investment in affiliated entity	214,374	(305,061)	987,758	(1,776,804)
Net unrealized gain (loss) on available-for-sale equity securities	(219,337)	(1,833,284)	3,921,819	(10,641,026)
Other income (expense), net	2,854	(940,778)	(3,850,688)	(1,097,294)
Net loss before share in net loss of Geneos	(33,929,864)	(37,783,896)	(110,113,714)	(223,189,713)
Share in net loss of Geneos	—	—	—	(2,165,213)
Net loss	$(33,929,864)	$(37,783,896)	$(110,113,714)	$(225,354,926)
Net loss per share
Basic and diluted	$(0.13)	$(0.15)	$(0.42)	$(0.96)
Weighted average number of common shares outstanding
Basic and diluted	268,622,753	249,351,023	263,842,074	234,634,724

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(33,929,864)	$(37,783,896)	$(110,113,714)	$(225,354,926)
Other comprehensive loss:
Foreign currency translation	(2,109)	(16,563)	(4,403)	(37,903)
Unrealized loss on short-term investments, net of tax	(57,703)	(218,985)	(47,930)	(565,073)
Comprehensive loss	$(33,989,676)	$(38,019,444)	$(110,166,047)	$(225,957,902)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2023
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	9	$—	253,091,319	$253,090	$1,710,656,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	9,121,000	9,121	13,990,879	—	—	14,000,000
Vesting of RSUs, net of tax payments	—	—	526,807	527	(425,231)	—	—	(424,704)
Stock-based compensation	—	—	—	—	3,809,003	—	—	3,809,003
Net loss	—	—	—	—	—	(40,649,317)	—	(40,649,317)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	117,862	117,862
Foreign currency translation	—	—	—	—	—	—	(1,918)	(1,918)
Balance at March 31, 2023	9	$—	262,739,126	$262,738	$1,728,030,842	$(1,528,497,101)	$(582,797)	$199,213,682
Issuance of common stock for cash, net of financing costs	—	—	5,105,152	5,105	2,910,074	—	—	2,915,179
Vesting of RSUs, net of tax payments	—	—	228,924	229	(32,521)	—	—	(32,292)
Stock-based compensation	—	—	—	—	2,917,997	—	—	2,917,997
Net loss	—	—	—	—	—	(35,534,533)	—	(35,534,533)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(108,089)	(108,089)
Foreign currency translation	—	—	—	—	—	—	(376)	(376)
Balance at June 30, 2023	9	$—	268,073,202	$268,072	$1,733,826,392	$(1,564,031,634)	$(691,262)	$169,371,568
Issuance of common stock for cash, net of financing costs	—	—	1,613,016	1,613	706,670	—	—	708,283
Vesting of RSUs, net of tax payments	—	—	45,263	45	(9,695)	—	—	(9,650)
Stock-based compensation	—	—	—	—	2,079,188	—	—	2,079,188
Net loss	—	—	—	—	—	(33,929,864)	—	(33,929,864)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(57,703)	(57,703)
Foreign currency translation	—	—	—	—	—	—	(2,109)	(2,109)
Balance at September 30, 2023	9	$—	269,731,481	$269,730	$1,736,602,555	$(1,597,961,498)	$(751,074)	$138,159,713

	Three and Nine Months Ended September 30, 2022
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	9	$—	217,382,887	$217,382	$1,609,589,797	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	8,480,483	8,481	29,356,057	—	—	29,364,538
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	647,350	646	(943,167)	—	—	(942,521)
Stock-based compensation	—	—	—	—	7,711,151	—	—	7,711,151
Net loss	—	—	—	—	—	(79,073,719)	—	(79,073,719)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(169,097)	(169,097)
Foreign currency translation	—	—	—	—	—	—	(6,555)	(6,555)
Balance at March 31, 2022	9	$—	226,510,720	$226,509	$1,642,419,819	$(1,287,103,438)	$(457,888)	$355,085,002
Issuance of common stock for cash, net of financing costs	—	—	20,470,475	20,471	43,136,363	—	—	43,156,834
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	523,352	523	(218,213)	—	—	(217,690)
Stock-based compensation	—	—	—	—	8,336,053	—	—	8,336,053
Net loss	—	—	—	—	—	(108,497,311)	—	(108,497,311)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(176,991)	(176,991)
Foreign currency translation	—	—	—	—	—	—	(14,785)	(14,785)
Balance at June 30, 2022	9	$—	247,504,547	$247,503	$1,693,674,022	$(1,395,600,749)	$(649,664)	$297,671,112
Issuance of common stock for cash, net of financing costs	—	—	1,892,730	1,893	3,764,049	—	—	3,765,942
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	87,987	88	45,514	—	—	45,602
Stock-based compensation	—	—	—	—	3,233,904	—	—	3,233,904
Net loss	—	—	—	—	—	(37,783,896)	—	(37,783,896)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(218,985)	(218,985)
Foreign currency translation	—	—	—	—	—	—	(16,563)	(16,563)
Balance at September 30, 2022	9	$—	249,485,264	$249,484	$1,700,717,489	$(1,433,384,645)	$(885,212)	$266,697,116

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(110,113,714)	$(225,354,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,051,962	2,776,672
Amortization of intangible assets	145,417	376,911
Amortization of operating lease right-of-use assets	1,130,932	993,949
Impairment of goodwill	10,513,371	—
Impairment of intangible assets	1,984,444	—
Non-cash stock-based compensation	8,806,188	19,281,108
Non-cash interest on senior convertible notes	(126,511)	(126,511)
Amortization of discounts on investments	(3,641,765)	(584,816)
Loss on sales of short-term investments	3,853,691	1,265,669
Loss on disposal of fixed assets	364,422	157,666
Gain on remeasurement of investment in Geneos	—	(165,215)
(Gain) loss on equity investment in affiliated entity	(987,758)	1,776,804
Share of net loss in Geneos	—	2,165,213
Net unrealized (gain) loss on available-for-sale equity securities	(3,921,819)	10,641,026
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	9,594,021	(2,048,642)
Prepaid expenses and other current assets, including from affiliated entities	39,285,174	(19,146,007)
Other assets	78,729	723,808
Accounts payable and accrued expenses, including due to affiliated entities	(50,641,862)	27,323,827
Accrued clinical trial expenses	(5,582,888)	3,159,580
Deferred revenue, including from affiliated entity	—	(85,989)
Operating lease right-of-use assets and liabilities, net	(2,147,175)	(1,930,270)
Grant funding liability, including from affiliated entity	1,265,375	(1,770,768)
Other liabilities	—	695,522
Net cash used in operating activities	(98,089,766)	(179,875,389)
Cash flows from investing activities:
Purchases of investments	(174,250,213)	(203,549,807)
Proceeds from sale or maturity of investments	235,912,707	261,938,897
Purchases of capital assets	(320,898)	(804,044)
Proceeds from sale of capital assets	6,071,000	—
Investment in Geneos	—	(1,999,998)
Net cash provided by investing activities	67,412,596	55,585,048
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,623,462	76,287,314
Proceeds from stock option exercises	—	283,022
Taxes paid related to net share settlement of equity awards	(466,646)	(1,397,631)
Net cash provided by financing activities	3,156,816	75,172,705
Effect of exchange rate changes on cash and cash equivalents	(4,403)	(37,903)
Decrease in cash and cash equivalents	(27,524,757)	(49,155,539)
Cash and cash equivalents, beginning of period	46,329,359	71,143,778
Cash and cash equivalents, end of period	$18,804,602	$21,988,239

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$—	$262,191
Interest paid	$1,066,975	$1,066,975
Issuance of common stock as part of litigation settlement	$14,000,000	$—

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
In addition to its development efforts with INO-3107, INOVIO is also actively developing or planning to develop DNA medicines for HPV-related precancers, including vulvar and anal dysplasia; HPV-related cancers, including head & neck cancer; and glioblastoma multiforme, or GBM, the most common aggressive type of brain cancer, as well as a potential vaccine booster to protect against the Ebola virus.
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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and nine months ended September 30, 2023 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of September 30, 2023 and December 31, 2022, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss attributable to common stockholders of $33.9 million and $110.1 million for the three and nine months ended September 30, 2023, respectively. The Company had working capital of $131.1 million and an accumulated deficit of $1.6 billion as of September 30, 2023. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $167.5 million as of September 30, 2023 are sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $3.6 million and $83.0 million under a Sales Agreement during the nine months ended September 30, 2023 and year ended December 31, 2022, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
Impairment of Goodwill and Long-lived Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. The Company evaluates the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable.
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
Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, impairment of goodwill or indefinite-lived intangible assets, business climate or operational performance of the business, and sustained decline in the stock price and market capitalization compared to the net book value.
Calculating the fair value of a reporting unit, an asset group and an individual asset involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

During the three months ended September 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. This sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of September 30, 2023. The Company first tested its long-lived assets for impairment. The Company determined all of its long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, represent one asset group for purposes of its long-lived asset impairment assessment. The Company concluded that the long-lived assets were not impaired, as their carrying values were not in excess of their fair value. Next, the Company determined that the fair value of its reporting unit was less than its carrying value and the Company recorded a loss on impairment of goodwill of $10.5 million.
Refer to Note 6 for further information regarding Goodwill and Intangible Assets.

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of September 30, 2023 and December 31, 2022:

		As of September 30, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$65,340,680	$—	$(5,451,695)	$59,888,985
U.S. treasury securities	Less than 1	84,892,403	5,888	(3,041)	84,895,250
Certificates of deposit	Less than 1	2,978,576	12,202	(305)	2,990,473
U.S. agency mortgage-backed securities	*	1,364,516	—	(470,358)	894,158
		$154,576,175	$18,090	$(5,925,399)	$148,668,866

		As of December 31, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$117,036,232	$—	$(9,373,514)	$107,662,718
U.S. treasury securities	Less than 1	95,001,209	7,567	(44,266)	94,964,510
Certificates of deposit	Less than 1	2,977,564	13,664	(320)	2,990,908
U.S. agency mortgage-backed securities	*	1,435,592	—	(384,331)	1,051,261
		$216,450,597	$21,231	$(9,802,431)	$206,669,397
*No single maturity date.
During the three and nine months ended September 30, 2023, the Company recorded gross realized gains on investments of $300 and $800, respectively, and gross realized losses on investments of $500 and $3.9 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded gross realized gains on investments of $1,000 and $21,000, respectively, and gross realized losses on investments of $945,000 and $1.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded net unrealized (loss) gain on available-for-sale equity securities of $(219,000) and $3.9 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses on available-for-sale equity securities of $1.8 million and $10.6 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2023, the Company had 24 available-for-sale securities with an aggregate total unrealized loss of $5.9 million. Of these securities, 21 had been in a loss position for longer than 12 months as of September 30, 2023.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2023 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2023:

	Fair Value Measurements at
	September 30, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$59,888,985	$59,888,985	$—	$—
U.S. treasury securities	84,895,250	84,895,250	—	—
Certificates of deposit	2,990,473	—	2,990,473	—
U.S. agency mortgage-backed securities	894,158	—	894,158	—
Total short-term investments	148,668,866	144,784,235	3,884,631	—

Investment in affiliated entity	2,994,900	2,994,900	—	—
Total assets measured at fair value	$151,663,766	$147,779,135	$3,884,631	$—

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

Level 1 assets at September 30, 2023 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at September 30, 2023 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2023 or December 31, 2022.

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Insurance recovery (a)	$—	$30,000,000
Prepaid manufacturing expenses	21,918	1,401,028
Other prepaid expenses	5,092,955	18,729,453
	$5,114,873	$50,130,481

Accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Trade accounts payable	$3,192,053	$19,862,487
Accrued compensation	10,214,707	12,574,921
Accrued litigation settlement (a)	—	44,000,000
Other accrued expenses (b)	2,146,982	3,249,477
	$15,553,742	$79,686,885

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

(b) In March 2023, the Company entered into a stipulation of settlement for the proposed settlement of the shareholder derivative litigation described in this report under “Legal Proceedings.” In June 2023, the court preliminarily approved the proposed settlement. As part of the settlement, in July 2023, the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses. This amount was accrued within “Other accrued expenses” as of December 31, 2022. On October 12, 2023, the court entered an order and final judgment approving the Settlement, which will become effective on November 13, 2023.

6. Goodwill and Intangible Assets
During the three months ended September 30, 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, and a general decline in equity values in the biotechnology industry, the Company performed an impairment assessment of its goodwill and long-lived assets.
The Company operates as a single reporting unit based on its business and reporting structure. For goodwill, a quantitative impairment assessment was performed using a market approach, whereby the Company’s fair value of equity was compared to its carrying value. The fair value of equity was derived using both the market capitalization of the Company and an estimate of a reasonable range of values of a control premium applied to the Company’s implied business enterprise value. The control premium was estimated based upon control premiums observed in comparable market transactions. This represents a level 2 nonrecurring fair value measurement. Based on this analysis, the Company recognized a non-cash, pre-tax goodwill impairment charge of $10.5 million during the three months ended September 30, 2023. As a result, the goodwill was fully impaired as of September 30, 2023.
Before completing the goodwill impairment assessment, the Company first tested its long-lived assets for impairment. The Company held no indefinite-lived intangible assets as of September 30, 2023. The Company determined that all of its long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, represented one asset group for purposes of its long-lived asset impairment assessment. The Company concluded that the long-lived assets were not impaired, as their carrying values were not in excess of their fair value.
During the quarter ended June 30, 2023, the Company recorded an impairment charge of $2.0 million to research and development expense for the remaining intangible assets acquired in 2016 from Bioject Medical Technologies, as the Company has no current plans to develop or utilize this technology. No impairment losses were recorded during the three and nine months ended September 30, 2022.
The following sets forth the goodwill and intangible assets by major asset class:

		September 30, 2023				December 31, 2022
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Impairment	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$(10,513,371)	$—	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	—	—	—	—	1,323,761	(1,323,761)	—
Bioject	—	5,100,000	(3,115,556)	(1,984,444)	—	5,100,000	(2,988,889)	2,111,111
Other(a)	18	4,050,000	(4,050,000)	—	—	4,050,000	(4,031,250)	18,750
Total intangible assets	11	9,150,000	(7,165,556)	(1,984,444)	—	10,473,761	(8,343,900)	2,129,861
Total goodwill and intangible assets		$19,663,371	$(7,165,556)	$(12,497,815)	$—	$20,987,132	$(8,343,900)	$12,643,232

(a)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2023 was $0 and $145,000, respectively. Aggregate amortization expense on intangible assets for the three and nine months ended September 30, 2022 was $120,000 and $377,000, respectively.

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
The balance of the Notes at September 30, 2023 was as follows:

Original principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	(15,586)
Accrued interest	88,915
Net carrying amount	$16,488,329

For both the three and nine months ended September 30, 2023 and 2022, the Company recognized $313,000 and $940,000, respectively, of interest expense related to the Notes, of which $267,000 and $800,000, respectively, related to the contractual interest coupon.
As of September 30, 2023, future minimum payments due under the Notes, representing contractual amounts due, including interest based on the fixed rate of 6.5% per annum, were as follows:

2023	—
2024	16,948,000
Total	$16,948,000

8. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2023 and December 31, 2022:

			Outstanding as of
	Authorized	Issued	September 30, 2023	December 31, 2022
Common Stock, par value $0.001 per share	600,000,000	269,731,481	269,731,481	253,091,319
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the nine months ended September 30, 2023, the Company sold 6,718,168 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $0.55 per share, resulting in aggregate net proceeds of $3.6 million. As of September 30, 2023 there was $163.7 million of remaining capacity under the 2021 Sales Agreement.
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
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 14,000,000 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At September 30, 2023, the Company had 15,072,020 shares of common stock available for future grant under the 2023 Plan, 22,500 shares underlying outstanding RSUs and 36,875 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
At September 30, 2023, the Company had 3,178,448 shares underlying outstanding but unvested RSUs and options outstanding to purchase 12,452,945 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years. Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 2,000,000 shares. At September 30, 2023, the Company had 1,498,437 shares of common stock available for future grant under the 2022 Inducement Plan, 128,333 shares underlying outstanding but unvested RSUs and options outstanding to purchase 336,563 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2023, the Company had options outstanding to purchase 1,693,494 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 7) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	14,519,877	13,381,977
Service-based restricted stock units	3,329,281	2,643,840
Performance-based restricted stock units	—	111,941
Convertible preferred stock	3,309	3,309
Convertible notes	3,049,980	3,049,980
Total	20,902,447	19,191,047

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.11%	3.21%	4.05%	2.05%
Expected volatility	101%	97%	100%	94%
Expected life in years	5.6	5.6	5.5	5.7
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 was $1.9 million and $8.3 million, respectively, of which $846,000 and $3.5 million, respectively, was included in research and development expenses, and $1.1 million and $4.8 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 was $3.0 million and $19.0 million, respectively, of which $1.4 million and $7.3 million, respectively, was included in research and development expenses, and $1.6 million and $11.7 million, respectively, was included in general and administrative expenses.
At September 30, 2023, there was $5.9 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $0.42 and $0.94 for employee and director stock options granted during the three and nine months ended September 30, 2023, respectively, and $1.73 and $2.34 for the three and nine months ended September 30, 2022, respectively.
At September 30, 2023, there was $4.6 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.
The weighted average grant date fair value per share was $0.53 and $0.86 for service-based RSUs granted during the three and nine months ended September 30, 2023, respectively, and $2.29 and $3.12 for the three and nine months ended September 30, 2022, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2023 was $153,000 and $519,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2022 was $235,000 and $1.2 million, respectively.

11. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of September 30, 2023, representing an ownership interest of 17.8%, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For both the three and nine months ended September 30, 2023, the Company recognized no revenue from PLS and for the three and nine months ended September 30,

2022 recognized revenue of $7,000 and $22,000, respectively. At each of September 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $59,000 due from PLS.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2023, the Company recorded $316,000 and $705,000, respectively, and for the three and nine months ended September 30, 2022 the Company recorded $824,000 and $6.3 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 13). Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2023 were $407,000 and $1.3 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2022 were $474,000 and $1.4 million, respectively. At September 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $2.1 million and $9.9 million, respectively, and an accounts payable and accrued liability balance of $712,000 and $1.2 million, respectively, related to Wistar. As of September 30, 2023, the Company recorded $22,000 as deferred grant funding and $35,000 as prepaid expenses on the condensed consolidated balance sheet related to Wistar.

12. Commitments and Contingencies
Leases
The Company leases approximately 82,200 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2023 of 0.2 to 6.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of September 30, 2023, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2023	$956,000
2024	3,050,000
2025	3,063,000
2026	3,139,000
2027	2,526,000
Thereafter	4,223,000
Total remaining lease payments	16,957,000
Less: present value adjustment	(3,645,000)
Total operating lease liabilities	13,312,000
Less: current portion	(2,118,000)
Long-term operating lease liabilities	$11,194,000

Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	8.6%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 were $851,000 and $2.5 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 were $858,000 and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
In the third quarter of 2023, the Company entered into an agreement to sublease a total of approximately 4,400 square feet in its Plymouth Meeting headquarters with a period through December 31, 2026.
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
On June 14, 2023, the court entered an order preliminarily approving the proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement dated March 31, 2023. The Stipulation of Settlement contemplated that, following the settlement hearing and the final approval of the settlement by the court, the Company would implement certain corporate governance reforms described in the Stipulation of Settlement. The preliminary order also approved the form and manner of the notice of the Settlement and set October 11, 2023 as the date for a settlement hearing to determine, among other things, whether the terms of the Stipulation should be approved as fair, reasonable and adequate. As part of the Settlement, in July 2023 the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses. On October 12, 2023, the court entered an order and final judgment approving the Settlement, which will become effective on November 13, 2023. At that time the plaintiffs in the Delaware Court of Chancery action referenced above will have five business days to move the court to dismiss their cases. The Company has implemented the corporate governance reforms in response to the provisions of the Stipulation of Settlement.
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
Under Topic 606, the entire transaction price of $5.0 million was allocated to the license performance obligation. For each of the three and nine months ended September 30, 2023 and 2022, no revenue was recognized from Advaccine.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. For the three and nine months ended September 30, 2023, the Company received funding of $1.2 million and $3.6 million, respectively, from Advaccine that was recorded as contra-research and development expense. No funding was received during the three and nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2023, the Company received funding of $238,000 and $243,000, respectively, from the ApolloBio Agreement that was recorded as revenue. There were no significant reimbursable program costs during the three and nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2023, the Company received funding of $0 and $1.8 million, respectively, related to these grants and recorded those payments as contra-research and development expense. During the three and nine months ended September 30, 2022, the Company received funding of $958,000 and $6.1 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of September 30, 2023, the Company had $1.5 million recorded as deferred grant funding on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA® 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and nine months ended September 30, 2023, the Company received funding of $8,000 and $196,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. During the three and nine months ended September 30, 2022, the Company received funding of $192,000 and $946,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of September 30, 2023, the Company had $2.2 million recorded as deferred grant funding on the condensed consolidated balance sheet from the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and nine months ended September 30, 2023, the Company recorded $0 and $70,000, respectively, as contra-research and development expense related to the Gates dMAb grant. During the three and nine months ended September 30, 2022, the Company recorded $47,000 and $132,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of September 30, 2023, the Company had $87,000 recorded as deferred grant funding on the condensed consolidated balance sheet related to the grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. The total amount of funding provided to the Company under the OTA Agreement was $54.5 million. The Company determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds was not receiving reciprocal value for their contributions. The Company recorded contra-research development expense on the condensed consolidated statement of operations in the same period that the underlying expenses were incurred. During the three and nine months ended September 30, 2022, the Company recorded $0 and $6.1 million, respectively, as contra-research and development expense related to the OTA Agreement. No amounts were recorded during the three and nine months ended September 30, 2023.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The total purchase price under the Procurement Contract was $16.8 million. The Company determined that the Procurement Contract fell under the scope of ASC Topic 606 as the contract was with a customer and the Company was able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consisted of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. In 2021, the DoD discontinued funding for the Phase 3 segment of the Company's clinical trials for INO-4800 and in January 2022, the total purchase price under the Procurement Contract was reduced to $10.7 million. All performance obligations under the Procurement Contract have been satisfied. During the three and nine months ended September 30, 2022, the Company recorded revenue of $9.0 million and $9.6 million, respectively, from the Procurement Contract. No amounts were recorded during the three and nine months ended September 30, 2023.

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
 For the nine months ended September 30, 2023 and 2022, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
In 2023, Geneos completed the closing of its Series A-3 preferred stock financing, in which the Company did not participate. Following this transaction, the Company held approximately 24% of the outstanding equity of Geneos on an as-converted to common stock basis.
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

16. Subsequent Events

From October 1, 2023 through the date of these financial statements, the Company sold 3,254,943 shares of common stock under the 2021 Sales Agreement for net proceeds of $1.6 million. The sales were made at a weighted average price of $0.51 per share.

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

On October 10, 2023, we announced that we had received feedback from the U.S. Food and Drug Administration (FDA) that data from our completed Phase 1/2 clinical trial of INO-3107 for the treatment of RRP can be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. The FDA also advised that we will no longer be required to conduct our previously planned Phase 3 randomized, placebo-controlled trial; however, we will need to initiate a confirmatory clinical trial prior to BLA submission for accelerated approval and will also need to satisfy all other FDA filing requirements.
In addition to our development efforts with INO-3107, we are also actively developing or planning to develop DNA medicines for HPV-related precancers, including vulvar and anal dysplasia; HPV-related cancers, including head & neck cancer; and glioblastoma multiforme, or GBM, the most common aggressive type of brain cancer, as well as a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of cervical high-grade squamous intraepithelial lesions (HSIL) but announced in August 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
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
As of September 30, 2023, we had an accumulated deficit of $1.6 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.
Recent Developments
In the third quarter of 2023, we undertook a corporate reorganization, including a reduction in force of 58 employees, representing approximately 30% of our full-time employees. We incurred a one-time charge of $2.1 million in the third quarter of 2023 related to the reduction in force, consisting primarily of one-time severance payments upon termination, continued benefits for a specific period of time, and outplacement services.

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

Results of Operations
Revenue. Total revenue, all of which was derived under collaborative arrangements and other contracts, was $388,000 and $729,000 for the three and nine months ended September 30, 2023, respectively, as compared to $9.2 million and $10.1 million for the three and nine months ended September 30, 2022, respectively. The decrease in revenue was primarily due to no revenue from our Procurement Contract with the DoD as all performance obligations were satisfied during 2022.
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
The following table summarizes our research and development expense by product candidate for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
INO-4800 and other COVID-19 programs (a)	$(1,473)	$14,356	$(15,829)	(110)%
VGX-3100	173	2,985	(2,812)	(94)%
INO-3107	4,617	1,239	3,378	273%
INO-5401 and other Immuno-oncology	1,401	335	1,066	318%
Other research and development programs (a)	1,015	1,815	(800)	(44)%
Engineering and device-related	2,398	3,416	(1,018)	(30)%
Stock-based compensation	875	1,451	(576)	(40)%
Other unallocated expenses	6,497	7,490	(993)	(13)%
Research and development expense	$15,503	$33,087	$(17,584)	(53)%

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
INO-4800 and other COVID-19 programs (a)	$8,773	$69,096	$(60,323)	(87)%
VGX-3100	3,545	14,401	(10,856)	(75)%
INO-3107	12,498	5,526	6,972	126%
INO-5401 and other Immuno-oncology	9,014	2,242	6,772	302%
Other research and development programs (a)	5,141	4,216	925	22%
Engineering and device-related	6,611	21,196	(14,585)	(69)%
Stock-based compensation	3,628	7,663	(4,035)	(53)%
Other unallocated expenses (b)	20,214	21,191	(977)	(5)%
Research and development expense	$69,424	$145,531	$(76,107)	(52)%
(a) Net of contributions received from grant agreements and recorded as contra- research and development expense.
(b) Includes impairment of intangible assets of $2.0 million recorded in the second quarter of 2023.
The decrease in research and development expenses for the three- and nine-month periods year over year was primarily the result of:
•$9.2 million and $44.7 million, respectively, in lower drug manufacturing, clinical study expenses and outside services related to INO-4800 after we discontinued this program in the fourth quarter of 2022;
•$2.4 million and $13.3 million, respectively, in lower employee and consultant compensation, including stock-based compensation primarily due to our reductions in force undertaken in 2023;
•$2.1 million and $8.8 million, respectively, in lower drug manufacturing and clinical study expenses related to other COVID-19 studies;
•$1.8 million and $8.2 million, respectively, in lower immunology, clinical study expenses, outside services and expensed inventory related to VGX-3100;
•$630,000 and $7.0 million in lower expensed inventory and outside services related to our CELLECTRA 3PSP device and array automation project;
•$539,000 and $4.4 million, respectively, in lower drug manufacturing related to the sub-grant through Wistar for COVID-19 dMAbs; and

•$787,000 and $1.8 million, respectively, in lower clinical study expenses related to the CEPI LASSA and MERS grants.
These decreases were partially offset by $746,000 and $13.6 million, respectively, of lower contra-research and development expense recorded from grant agreements and $938,000 and $5.8 million, respectively, of higher other drug manufacturing expenses, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $1.4 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, as compared to $2.2 million and $20.0 million for the three and nine months ended September 30, 2022, respectively. The decrease for the three-and nine-month periods year over year was primarily due to a decrease of $397,000 and $5.1 million, respectively, earned under the sub-grant through Wistar for COVID-19 dMAb and decreases of $1.0 million and $4.3 million, respectively, earned under the CEPI LASSA and MERS grants. The decrease for the nine-month period year-over year was also due to a decrease of $6.1 million earned under the DoD 3PSP device development grant. These decreases were offset by increases of $1.2 million and $3.6 million in reimbursements from Advaccine during the three and nine months ending September 30, 2023, respectively, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $9.9 million and $37.3 million for the three and nine months ended September 30, 2023, respectively, as compared to $11.8 million and $76.2 million for the three and nine months ended September 30, 2022, respectively. Decreases for the three and nine-month periods year over year included:
•$263,000 and $9.9 million, respectively, in legal expenses primarily related to litigation matters settled in 2023;
•$803,000 and $4.9 million, respectively, in employee compensation, including employee and consultant stock-based compensation; and
•$1.0 million and $2.8 million, respectively, in other outside services related to INO-4800 and VGX-3100.
Decreases for the nine-month period year over year also included:
•$44.0 million related to the class action securities litigation settlement reduced by $30.0 million of insurance recoveries, of which the net $14.0 million was the value of our common stock issued in connection with the settlement in 2023 but accrued as an expense in the prior year; and
•$6.9 million in severance expenses related to the separation of our former President and Chief Executive Officer in May 2022, including $4.2 million of stock-based compensation expense related to equity award modifications.

Impairment of goodwill. In September 2023, we concluded our goodwill was impaired due to a sustained decline in our stock price and related market capitalization, and a general decline in equity values in the biotechnology industry. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $10.5 million during the three months ended September 30, 2023. For more information, see Note 6 – Goodwill and Intangible Assets to the condensed consolidated financial statements included in this report.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2023 was $1.9 million and $8.3 million, respectively. Of these amounts, $846,000 and $3.5 million, respectively, was included in research and development expenses, and $1.1 million and $4.8 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2022 was $3.0 million and $19.0 million, respectively. Of these amounts, $1.4 million and $7.3 million, respectively, was included in research and development expenses, and $1.6 million and $11.7 million, respectively, was included in general and administrative expenses. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2023.
Interest income. Interest income for the three and nine months ended September 30, 2023 was $1.9 million and $6.3 million, respectively, as compared to $1.4 million and $2.9 million for the three and nine months ended September 30, 2022, respectively. The increase for the three- and nine-month periods year over year was due to higher interest rates.
Interest expense. Interest expense for both the three and nine months ended September 30, 2023 and 2022 was $313,000 and $940,000, respectively.
Gain (loss) on investment in affiliated entities. The gain (loss) resulted from the change in the fair market value of our investment in PLS of $214,000 and $988,000 for the three and nine months ended September 30, 2023, respectively, as compared to $(305,000) and $(1.8) million for the three and nine months ended September 30, 2022, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and nine months ended September 30, 2023 of $(219,000) and $3.9 million, respectively, as compared to net unrealized losses of $(1.8) million and $(10.6) million for the three and nine months ended September 30, 2022, respectively, resulted from a change in the fair market value of the investments.
Other income (expense), net. Other income (expense), net, for the three and nine months ended September 30, 2023 of $3,000 and $(3.9) million, respectively, as compared to $(941,000) and $(1.1) million for the three and nine months ended September 30, 2022, respectively, related primarily to the realized loss on short-term investments sold during the periods.
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
Working Capital and Liquidity
As of September 30, 2023, we had cash, cash equivalents and short-term investments of $167.5 million and working capital of $131.1 million, as compared to $253.0 million and $218.4 million, respectively, as of December 31, 2022.
Cash Flows
Operating Activities
Net cash used in operating activities was $98.1 million and $179.9 million for the nine months ended September 30, 2023 and 2022, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $67.4 million and $55.6 million for the nine months ended September 30, 2023 and 2022, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $3.2 million and $75.2 million for the nine months ended September 30, 2023 and 2022, respectively. The variance was primarily due to net proceeds of $3.6 million from the sale of common stock under the Sales Agreement (defined below) in 2023 compared to net proceeds of $76.3 million received during the nine months ended September 30, 2022.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering”. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the nine months ended September 30, 2023, we sold 6,718,168 shares of our common stock under the Sales Agreement at a weighted average price of $0.55 per share, resulting in aggregate net proceeds of $3.6 million. During the year ended December 31, 2022, we sold 34,445,743 shares of common stock under the Sales Agreement for aggregate net proceeds of $83.0 million.
During the nine months ended September 30, 2023, no stock options were exercised and tax payments of $467,000 were made related to the net share settlement of RSU awards. During the nine months ended September 30, 2022, stock options to purchase 118,694 shares of common stock were exercised for aggregate net proceeds to us of $283,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.4 million.
During the three months ended March 31, 2023, we issued 9,121,000 shares of common stock pursuant to a securities class action settlement, as described in Note 12 to our condensed consolidated financial statements included in this report.
Funding Requirements
As of September 30, 2023, we had an accumulated deficit of $1.6 billion, and we expect to continue to operate at a loss for some time. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including amounts that we may be able to obtain through sales of common stock under the Sales Agreement, will not be sufficient to complete the clinical development of any of our product candidates, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of any product candidates that receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
During 2023, we have undertaken actions to decrease our expenses, including multiple headcount reductions. Taking into account these actions, as well as the changes to the development plan for INO-3107 as a result of the FDA feedback, we expect our cash runway to extend into the second quarter of 2025, without giving effect to any further capital raising activities, whether under the Sales Agreement or otherwise.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At September 30, 2023, we had an approximately $2.9 million minimum purchase obligation in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
Our Senior Convertible Notes will mature on March 1, 2024 (See Note 7 to our condensed consolidated financial statements in this report for additional information). We expect to satisfy this $16.4 million obligation from existing cash.
During the nine months ended September 30, 2023, except as described above there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and into the nine months ended September 30, 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first half of 2022, which contributed to the unrealized loss of $5.9 million in the market value of our investment portfolio as of September 30, 2023.
The interest rate on our indebtedness is fixed and not subject to fluctuations in interest rates.
Foreign Currency Risk
We have operated primarily in the United States and most transactions during the nine months ended September 30, 2023 were made in United States dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation increased generally in the United States in 2022 and continuing into 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 14, 2023, the court entered an order preliminarily approving the proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement dated March 31, 2023. The Stipulation contemplated that, following the settlement hearing and the final approval of the Settlement by the court, we would implement certain corporate governance reforms described in the Stipulation. The preliminary order also approved the form and manner of the notice of the Settlement and set October 11, 2023 as the date for a settlement hearing to determine, among other things, whether the terms of the Stipulation should be approved as fair, reasonable and adequate. As part of the Settlement, in July 2023 we paid $1.2 million to plaintiffs’ counsel for their fees and expenses. On October 12, 2023, the court entered an order and final judgment approving the Settlement, which will become effective on November 13, 2023. At that time the plaintiffs in the Delaware Court of Chancery action referenced above will have five business days to move the court to dismiss their cases. We have implemented the corporate governance reforms in response to the provisions of the Stipulation of Settlement.
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
We have experienced significant operating losses over the last several years. As of September 30, 2023, our accumulated deficit was $1.6 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
If we decide to pursue accelerated approval for INO-3107 or any of our other product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
We plan to pursue accelerated approval for our product candidate INO-3107 and may in the future decide to pursue accelerated approval for one or more of our other product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval.
If we pursue accelerated approval for INO-3107 for the treatment or RRP, or a future product candidate for another disease or condition, we would do so on the basis that there is no available therapy for that disease or condition or that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. The treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.
We have received feedback from the FDA that data from our completed Phase 1/2 clinical trial of INO-3107 for the treatment of RRP can be used to support the submission of a BLA for review under the accelerated approval program; however, whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the safety and efficacy results of such trial and will only be determined by the FDA upon review of a submitted BLA.
Moreover, the FDA may withdraw approval of INO-3107 or any future product candidate approved under the accelerated approval pathway if, for example:
•the trial or trials required to verify the predicted clinical benefit of our product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with such product;
•other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use;

•we fail to conduct any required post-approval trial of our product candidate with due diligence; or
•we disseminate false or misleading promotional materials relating to the relevant product candidate.
In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs.
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
We recently received breakthrough therapy designation for INO-3107 and may seek this designation for one or more of our other investigational medicines. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the regulatory submission.
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
General Risk Factors
If we cannot comply with Nasdaq’s continued listing standards, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.
Our common stock is currently listed on the Nasdaq Capital Market and, prior to November 2, 2023, was previously listed on the Nasdaq Global Select Market. To maintain the listing of our common stock on the Nasdaq Global Select Market, we were required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share. In May 2023, we received a written notice, or the Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Pursuant to Nasdaq listing rules, we were provided an initial compliance period of 180 calendar days from receipt of the Notice, or until October 31, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would have needed to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements.
On October 23, 2023, we submitted to the Listing Qualifications Department of Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. On November 1, 2023, we received a notice, or the Extension Notice, from the Listing Qualifications Department informing us that Nasdaq granted us an additional 180 calendar days, or until April 29, 2024, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of November 2, 2023. The Extension Notice has no other immediate effect on the listing of our common stock. If at any time before April 29, 2024, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with Nasdaq Marketplace Rule 5550(a)(2). If compliance cannot be demonstrated to Nasdaq’s satisfaction by April 29, 2024, Nasdaq will provide written notification that our common stock will be delisted.
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

Inovio Pharmaceuticals, Inc.

Date:	November 9, 2023	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 9, 2023	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)