Form 10-K
period 2023-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2024-03-06
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2023 was approximately $119.7 million based on $5.40 per share, the closing price on that date of the Registrant’s Common Stock (retroactively giving effect to a 1-for-12 reverse stock split that became effective in January 2024) on the Nasdaq Global Select Market (prior to being transferred to the Nasdaq Capital Market in November 2023).
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 23,370,365 as of March 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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
This Annual Report includes trademarks and registered trademarks of INOVIO Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “INOVIO” or the “Company” refer to INOVIO Pharmaceuticals, Inc. and its consolidated subsidiaries. References herein to “DNA medicines” refers to our product candidates in development for diseases associated with human papillomavirus (HPV), cancer, and infectious diseases.
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
•We have limited sources of revenue and our success is dependent on our ability to develop our DNA medicines and proprietary device technology.
•We will need substantial additional capital to develop our DNA medicines and proprietary device technology, which may prove difficult or costly to obtain.
•None of our DNA medicine candidates have been approved for sale, and we may never develop commercially successful DNA medicine products.
•DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA® delivery devices are a novel approach to administering medicines, and negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
•If we and the contract manufacturers upon whom we rely fail to produce our proprietary devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or if these contractors fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary devices and DNA medicine candidates.
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
•Failure or perceived failure to comply with laws, regulations, contracts, self-regulatory schemes, notices and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase our costs and otherwise negatively affect our operating results and business.
Company Overview
We are a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with human papillomavirus (HPV), cancer, and infectious diseases. Our platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
We use proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational CELLECTRA® delivery devices help our DNA medicines enter the body’s cells for optimal effect.
Our lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, a rare and debilitating disease of the respiratory tract caused by HPV infection. In our completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment.
In February 2023, we announced data from the second cohort of our Phase 1/2 clinical trial, which followed the announcement of data from the first cohort in October 2022. In the second cohort of 11 patients who were administered INO-3107 via an exploratory side port needle, 10 of the 11 patients (91%) saw a reduction in surgical interventions in the year following initial treatment, with the measurement beginning on Day 0, the start of trial therapy. Of these 10 patients, four did not require surgery. There was a statistically significant median decrease of three surgical interventions when comparing the year following treatment to the year prior to treatment. INO-3107 was well tolerated and immunogenic among patients in the second cohort. The safety and efficacy results for the second cohort were consistent with results announced for the first cohort in October 2022.
In the fourth quarter of 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission.
In addition to our development efforts with INO-3107, we are actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia and oropharyngeal squamous cell carcinoma, or OPSCC; glioblastoma multiforme, or GBM, a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in August 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.

Characteristics of DNA Medicines
DNA medicines are optimized DNA plasmids containing a gene encoding for a protein that is expressed once these plasmids are delivered into cells. We can design our plasmids to teach the body’s cells to produce a wide range of proteins, including antigens to elicit a specific immune response and monoclonal antibodies to fight a specific pathogen. These DNA medicines can generate antigen-targeted humoral and cellular immune responses based on the indication, including antigen-specific cytotoxic, or killer, T cell responses that are important for fighting cancer and viral infections. Characteristics of our DNA medicines include:
a.T Cell Responses: DNA medicines have demonstrated the ability to generate high levels of T cell (CD4+, CD8+, and memory) response along with antibody response. CD8+ T cell responses are thought to play an important role in clearing tumors or virally infected cells.
b.Tolerability: DNA medicines have been well tolerated by clinical trial participants when evaluated against multiple disease targets. Our DNA medicines have been administered over 15,000 times across more than 5,000 participants to date.
c.Ability to Readminister: DNA medicines have been used in clinical trials to boost immune response via repeat administration, offering the potential for continued boosting of the immune response through repeat administration.
d.Versatility: Our DNA medicines technology can be utilized to produce in vivo proteins or antigens key to treating or preventing various human diseases, such as cancer, viral infections or protein deficiencies.
e.Stability of Product: DNA medicines do not require frozen storage or shipping.
f.Design and Manufacture: DNA medicines can be rapidly designed and scaled, with ease of manufacturing providing a potential cost advantage.
g.Delivery Mechanism: Our proprietary electroporation devices increase cellular uptake and overcome the barrier posed by cell membranes that can hinder the entry of large molecules, such as DNA plasmids.

Overview of Our DNA Medicines Platform
Our DNA medicines platform consists of DNA plasmids and our CELLECTRA devices, which are used to deliver the DNA plasmids into the cell. These two components combine to create a versatile platform that has the potential to target multiple diseases and conditions.
SynCon® - DNA Plasmid Design Technology
Our precisely designed DNA plasmids are circular double-stranded DNA that have been optimized, using our proprietary technology and algorithms, to express a protein. Our plasmids can be designed to enable the body’s cells to produce a wide range of proteins, including antigens to elicit a specific immune response, monoclonal antibodies to fight a specific pathogen, or therapeutic proteins to replace defective or missing proteins in the body. In the area of HPV-related diseases, for example, the expressed proteins are antigens that elicit antigen-specific T cell responses to fight HPV. We start by identifying one or more antigens that we believe are the best targets for directing the immune system toward HPV and then apply our SynCon design process, which analyzes the genetic make-up of the selected antigens from multiple strains of the virus.
For each antigen, we create a new genetic sequence that represents a nucleotide consensus sequence of the targeted antigen. In doing so, we believe we can create a differentiated sequence to help the immune system better recognize the target antigen and potentially variations of the target antigen. We have generated immune responses, including CD4+, CD8+, and memory T cells, with SynCon-designed DNA medicines against various tumor-associated antigens, as well as against different strains of certain infectious diseases in human clinical trials. Because the engineered sequences are substantially similar to the original sequences, without matching them exactly, we believe they are patentable.
Once a SynCon sequence is designed and synthesized, it is then inserted into a circular DNA plasmid with its own promoter. Promoters serve a vital role in “promoting” the expression of the protein once the DNA medicine has entered the cell. Using our technology, our DNA plasmids have been optimized to enable high expression in human cells via our proprietary gene optimization algorithm, which we refer to as GOAL. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of protein expression compared to traditional approaches, potentially enhancing the overall ability to induce the desired immune response.
The plasmids are then manufactured in a bacterial fermentation process using scalable manufacturing technology. We have recently developed a high-yield manufacturing process which we anticipate using to manufacture our DNA medicines. The manufactured DNA medicines do not require ultracold or frozen storage or thawing prior to injection and are refrigerator stable at 2 to 8 degrees Celsius, which are key factors for both distribution and administration.
CELLECTRA® Delivery Technology
DNA medicines need a pathway into the cell to work effectively. To help DNA plasmids, which are relatively large molecules, pass through the cell membrane, we use our proprietary CELLECTRA delivery technology. After injecting the DNA medicine either intramuscularly (IM) or intradermally (ID), CELLECTRA devices use electroporation (EP), or brief electrical pulses, to reversibly open small pores in the cell membrane, allowing DNA plasmids to enter. Through this process, the cellular uptake of the DNA plasmids can be substantially increased compared to the in vivo injection of DNA plasmids alone. This improved cellular uptake has enabled the immune responses and efficacy results observed in our clinical trials to date.
Our CELLECTRA device portfolio currently consists of two models (CELLECTRA 5PSP AND CELLECTRA 3PSP) designed for late-stage clinical use and potentially for eventual commercial use, and one device (CELLECTRA 2000) that we primarily utilize in earlier-stage clinical trials. These devices have been designed to optimize delivery of our DNA medicine candidates depending on the target disease. Our CELLECTRA 5PSP model provides intramuscular EP and is designed to be used with candidates addressing cancers and HPV related pre-cancers. It uses a prefilled drug cartridge, delivers both the DNA medicine and the EP to the patient and is designed for commercial use. CELLECTRA 5PSP was used in our Phase 3 trials (REVEAL1/REVEAL2) for cervical HSIL and will be used in our planned confirmatory trial for INO-3107, our DNA medicines candidate for RRP. Our CELLECTRA 3PSP model was developed with support from the U.S. Department of Defense, the Center for Epidemic Preparedness Innovations, and the Bill & Melinda Gates Foundation for intradermal EP delivery. The small, handheld design is intended for mass administration and commercial use and will mainly be used with candidates addressing infectious disease. CELLECTRA 3PSP only delivers EP, after a separate DNA medicine injection into the skin. The EP is delivered around the intradermal injection site.
CELLECTRA devices are validated and manufactured under Current Good Manufacturing Practices (cGMP). We have used CELLECTRA devices in global human clinical trials. The CELLECTRA 5PSP model has received CE mark certification in the EU.
The process for administration of our DNA medicines is illustrated in the following graphic.

DNA Medicines and HPV-related Diseases
HPV can lead to a persistent viral infection. Approximately 90% of all HPV infections clear naturally and do not result in disease. However, for those not able to clear the virus naturally, persistent infection can lead to cancer and other debilitating, life-threatening diseases affecting quality of life.
In general, HPV types fall into two groups. Low-risk HPV (e.g., HPV 6 and HPV 11) may lead to benign growths (warts or papillomas) that can develop into conditions such as RRP. High-risk (HR) HPV (e.g., HPV 16 and HPV 18) may lead to cell changes and lesions (i.e., precancerous dysplasia) that can become malignant and lead to cervical cancer. HPV causes nearly all cervical cancers and many cancers of the vagina, vulva, penis, anus, rectum, and oropharynx.
While there are currently vaccines available to prevent HPV infection, challenges with acceptance, accessibility, and patient compliance have resulted in many vaccine-eligible people remaining unvaccinated and at risk. It is estimated that even in the United States, only 50-60% of the eligible population has been vaccinated against HPV. In addition, current preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes. As a result, there is still an urgent need for the development of HPV therapies that can treat existing infections and prevent the development of HPV-related diseases. The current standard of care for many HPV-related diseases, including RRP and many cancers, is surgery. These surgeries can be invasive and may be needed repeatedly because the underlying HPV infection is not eliminated. In addition to surgery, other options are being explored to treat HPV-related diseases, including the usage of immune checkpoint inhibitors and other immunotherapies.
A summary of the key characteristics of DNA medicines that we believe are important for the treatment of HPV-related diseases are listed in the following table:

Our DNA Medicines in Development
The chart below provides an overview of our DNA medicines pipeline. In 2023, we reprioritized our pipeline to focus our efforts and resources on those product candidates that we believe have the greatest potential to reach the market. The programs identified in the chart are described in more detail below.

PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGISTRATION
dMAb Influenza	INO-5401 BRCA1/2 Mutation	VGX-3100 Anal Dysplasia		INO-3107* RRP
dLNPs Various targets	INO-4201 Ebola Booster	INO-3112 Head & Neck Cancer		
	INO-6172 HIV	INO-5401 Glioblastoma		
	INO-6160 HIV			
	dMAbs COVID-19			

OUT-LICENSED**

PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGISTRATION
			VGX-3100 Cervical Dysplasia (HSIL)	
			INO-4800 COVID-19	

HPV-RELATED DISEASES IMMUNO-ONCOLOGY INFECTIOUS DISEASES

* Preparing BLA submission under accelerated approval program ** VGX-3100 to ApolloBio for China; INO-4800 to Advaccine for China

INO-3107 for HPV-related RRP
RRP is a life-long, rare disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, these papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of RRP is the tendency for the papillomas to recur after surgical procedures to remove them. If RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease (bronchiectasis) and, ultimately, progressive pulmonary failure. In extremely rare cases (approximately 2%), RRP can develop into squamous cell carcinoma. Additional symptoms of RRP can include a hoarse voice, difficulty in sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults. The standard of care for RRP is surgery. The most widely cited U.S. epidemiology data, published in 1995, estimated that there were 14,000 active cases for both adults and juveniles, and about 1.8 new cases per 100,000 adults each year.
We are developing our lead product candidate, INO-3107, for the treatment of HPV-6 and HPV-11-associated RRP. INO-3107 is composed of plasmids encoding for HPV-6 and HPV-11 antigens, as well as human interleukin-12 (IL-12). In May 2023, results from an open-label, multicenter Phase 1/2 trial (NCT:04398433) evaluating the efficacy, safety, tolerability and immunogenicity of our lead product candidate INO-3107 in 32 patients with HPV 6 and/or HPV 11-associated RRP were presented at the American Broncho-Esophagological Association (ABEA) program at the Combined Otolaryngology Spring Meetings (COSM) in Boston, Massachusetts. The trial included a first cohort of 21 patients dosed with a standard injection needle and a second cohort of 11 patients dosed with an exploratory side port injection needle. We plan to use the standard needle in our planned confirmatory trial and for delivery of the commercial product, should it be approved. In both cohorts of the trial, our proprietary CELLECTRA 2000 electroporation device was used to deliver the product candidate.
The trial evaluated the reduction in the number of surgical interventions in the year following initial administration of INO-3107 compared to the year prior to treatment. For this trial, adult patients first underwent surgical removal of their papillomas and then received up to four doses of INO-3107, once every three weeks. The primary endpoint of this trial was safety and tolerability. At the outset of the study (Day 0), patients could have RRP tissue surgically removed, but any surgery performed after Day 0 during the dosing window was counted against the efficacy endpoint.
In the trial, 81.3% (26/32) of patients had a decrease in number of surgical interventions in the year after INO-3107 administration compared to the prior year, including 28.1% (9/32) that required no surgical intervention during or after the dosing window. Patients in the trial had a median range of 4 surgeries (overall range of 2-8) in the year prior to dosing. After dosing, there was a statistically significant median decrease of 3 surgical interventions (95% confidence interval: -3 to -2). Treatment with INO-3107 generated a strong immune response in the trial, inducing activated CD4 T cells and activated CD8 T cells with lytic potential. T-cell responses were also observed at Week 52, indicating a persistent cellular memory response. INO-3107 was well tolerated by participants in the trial, resulting in mostly low-grade (Grade 1) treatment-emergent adverse effects such as injection site pain and fatigue. These results were published in a scientific journal, The Laryngoscope, in 2023.
The FDA granted INO-3107 Orphan Drug Designation (ODD) in July 2020 and Breakthrough Therapy Designation in August 2023. The European Commission has also granted INO-3107 Orphan Drug Designation, and our CELLECTRA 5PSP device has received CE marking, a regulatory standard that certifies that a product has met the European Union’s safety, health and environmental standards ensuring consumer safety.
INO-3112 for the Treatment of HPV-related Oropharyngeal Squamous Cell Carcinoma, or OPSCC
INO-3112 is a DNA medicine candidate targeting HPV 16/18 combined with a DNA plasmid encoding for human IL-12 as an immune activator. Results from a Phase 1/2a trial of INO-3112 alone in 22 HPV-positive head and neck squamous cell carcinoma (HNSCC) patients, published in Clinical Cancer Research in 2019, included the observation of T cell responses and infiltration of CD8+ T cells into the head and neck tumors. In early 2023, updated results were published in Clinical Cancer Research from a Phase 1b/2a trial of INO-3112 in combination with AstraZeneca’s PD-L1 immune checkpoint inhibitor, durvalumab, showing an overall response rate, or ORR, of 27.6% (4 complete responses (CR) and 4 partial responses (PR)) in 29 evaluable patients and increased peripheral HPV-specific T cells and tumoral CD8+ T cells. Further, the efficacy of the combination of INO-3112 with durvalumab resulted in a median overall survival, or OS, of more than 29 months. This is an improvement over historical data for immune-checkpoint blockade therapy alone, or in combination with other HPV therapeutic vaccines. Further, this is almost three times that of historical OS data for monotherapy durvalumab in a similar patient population. Objective responses, including CRs, occurred independently of PD-L1 expression, which contrasts with historical data for durvalumab.
In January 2024, we announced a clinical collaboration and supply agreement with Coherus BioSciences, Inc. to evaluate the combination of INO-3112 and LOQTORZI™ (toripalimab-tpzi) as a potential treatment for patients with locoregionally advanced, high-risk, HPV16/18 positive oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. Under the terms of the supply agreement, Coherus will provide LOQTORZITM, for a planned Phase 3 clinical trial to be conducted by INOVIO, pending alignment with the FDA on study design.
VGX-3100 for the Treatment of HPV-related Cervical HSIL
In August 2023, we announced the discontinuance of our U.S. development program of VGX-3100 for the treatment of HPV-related cervical HSIL. This decision followed final analysis of the data from our Phase 3 trial known as REVEAL2. In this trial, statistical significance was not achieved in the investigational biomarker-selected population for the endpoint of lesion regression and viral clearance. However, statistical significance was achieved in the all-participants population for the endpoint of lesion regression and viral clearance.

REVEAL2 was our second Phase 3 trial with VGX-3100. In March 2021, we announced results from our first Phase 3 trial, known as REVEAL1, indicating that VGX-3100 did not meet its primary endpoint. In April 2022, the trial protocol for REVEAL2 was amended to utilize a biomarker-selected population as the primary population, based on prior analysis of REVEAL1 results suggesting that this investigational biomarker had the potential to identify women more likely to respond to treatment with VGX-3100. We announced that this trial would no longer be considered a pivotal trial and would not lead to a BLA filing for a biomarker-selected population, as the FDA had advised us that the results from the biomarker-positive population would not be sufficient to support approval of a potential marketing application for VGX-3100. The FDA recommended using REVEAL2 as an exploratory trial and that conducting one or two additional well-controlled trials in the biomarker-selected population would be more likely to provide evidence to support approval of a potential marketing application.
Trial participants in REVEAL2 included 203 women, 18 years of age or older, who had histologically confirmed cervical HSIL associated with HPV-16 and/or HPV-18, but who were otherwise healthy. Participants received either VGX-3100 or placebo at 0, 4 and 12 weeks (randomized 2:1). The primary endpoint, as amended, was the percentage of biomarker-selected participants with regression of cervical HSIL and virologic clearance of HPV-16 and/or HPV-18 in the cervix. A secondary endpoint was the percentage of all participants with regression and virologic clearance.
The percentage of participants in the investigational biomarker-selected population meeting the endpoint was 28.6% (6/21) in the treatment group, versus 0% (0/4) in the placebo group (p=0.115; 95% confidence interval: -24.6% to 50.4%), which was not statistically significant.
The result of the all-participants population of 203 participants (134 participants in the treatment group, 69 in the placebo group) was statistically significant, with 27.6% (37/134) of the participants meeting the endpoint in the treatment group, versus 8.7% (6/69) in the placebo group (p=0.001; 95% confidence interval: 7.8% to 28.6%).
In particular, in the all-participants population of REVEAL2, viral clearance was observed in 37.3% (50/134) in the treatment group versus 8.7% (6/69) in the placebo group. Given the importance of viral clearance in removing the underlying cause of the HPV-related diseases, this data may have positive implications in our other HPV-related programs. We plan to submit the data for publication in a peer-reviewed journal.
An ad hoc integrated efficacy analysis of the results for both REVEAL1 and REVEAL2 showed statistical significance in the biomarker-selected and all-participants populations for lesion regression and viral clearance. For the combined biomarker-selected population of 92 participants (68 participants in the treatment group, 24 in the placebo group), the percentage of participants meeting the primary endpoint was 54.4% (37/68 in the treatment group, versus 12.5% (3/24) in the placebo group (p=<0.001; 95% confidence interval: 20.4% to 57.0% difference in percentage). For the combined all-participants population of 404 participants (272 participants in the treatment group, 132 in the placebo group), the percentage of participants meeting the primary endpoint was 25.0% (68/272 in the treatment group, versus 9.8% (13/132) in the placebo group (p=<0.001; 95% confidence interval: 7.4% to 22.1% difference in percentage).
In both REVEAL1 and REVEAL2, VGX-3100 delivered by the CELLECTRA 5PSP device was well tolerated. There were no treatment-related serious adverse events and most adverse events were considered to be mild to moderate.
This combined data set will be used as supportive data in any future regulatory interactions involving VGX-3100. Our collaborator ApolloBio Corporation is conducting a Phase 3 clinical trial of VGX-3100 for cervical HSIL in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
VGX-3100 for the Treatment of Anal or Perianal HSIL
HPV-16 and HPV-18 can cause precancerous lesions of the anus (anal HSIL). Left untreated, anal HSIL may progress to cancer. Spontaneous regression of anal HSIL is observed in approximately 20% of patients. Persistent infection with one or more high-risk HPV genotypes is responsible for a large portion of anal cancer. In the United States, about 55% to 80% of anal HSIL cases are associated with HPV-16/18, and worldwide about 80% of anal HSIL cases are associated with HPV-16/18. In the United States, over 90% of anal cancer is attributable to HPV, and about 87% of those HPV anal cancers are attributable to HPV-16/18 specifically.
There are no validated screening tests or a general consensus for screening recommendations for anal HSIL. Treatment usually consists of repeated ablation, most commonly radiofrequency ablation (RFA), resections or laser therapy. However, recurrence rates are high, up to 49% one year after treatment, as ablation does not clear the underlying HPV infection, resulting in an unmet medical need.
We conducted a Phase 2 clinical trial (HPV-203) to evaluate VGX-3100 in participants who were HIV-negative with histologically confirmed anal or perianal HSIL, or anal intraepithelial neoplasia (AIN), associated with HPV-16 and/or HPV-18. This open-label trial enrolled 24 participants who received three doses of VGX-3100 delivered by our CELLECTRA 5PSP device. The primary endpoint of the trial was histologic clearance of the high-grade lesions and virologic clearance of the HPV-16/18 virus in anal/perianal tissue samples. In December 2020, we announced Phase 2 efficacy results from this trial.

One-half of participants treated with VGX-3100 (11/22) showed resolution of HPV-16/18-associated anal HSIL at six months following the start of treatment. VGX-3100 delivered by CELLECTRA-5PSP device was well tolerated in the trial.
In addition to the Phase 2 anal HSIL trial described above, a separate Phase 2 trial sponsored by the AIDS Malignancy Consortium (AMC-103 study) is evaluating VGX-3100 in participants with histologically confirmed anal or perianal HSIL associated with HPV-16 and/or HPV-18 who are HIV-positive. This open-label single-arm trial plans to enroll approximately 90 participants who will receive up to four doses of VGX-3100 delivered by CELLECTRA 5PSP. The primary endpoint of the trial is histological regression of high-grade anal lesions to low-grade SIL or normal histology. This study is ongoing.
VGX-3100 for the Treatment of Vulvar HSIL
In 2023, as part of the reprioritization of our pipeline, we discontinued the development of VGX-3100 as a potential treatment for vulvar HSIL.
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
Glioblastoma multiforme, or GBM, is the most common aggressive type of brain cancer. In the United States, the median age at diagnosis is 65 years, and the incidence rate increases thereafter. Prognosis is extremely poor, and a limited number of new therapies have been approved over the last 10 years; average survival for U.S. patients has been reported as low as 8 months with a five-year survival rate of 6.9% for all ages combined. The overall incidence of GBM varies worldwide and is highest in North America, Australia and Northern and Western Europe. In the United States, the average age-adjusted incidence rate of GBM is 3.19 cases per 100,000 persons.
Our product candidate INO-5401 is an immunotherapy consisting of three DNA plasmids encoding for three tumor-associated antigens: human Telomerase Reverse Transcriptase (hTERT), Wilms Tumor gene-1 (WT1) and Prostate-Specific Membrane Antigen (PSMA).
We have completed a Phase 1/2 immuno-oncology trial of INO-5401 and INO-9012 (an IL-12 plasmid) in participants with newly diagnosed GBM, in combination with cemiplimab (Libtayo®), a PD-1 immune checkpoint inhibitor developed by Regeneron Pharmaceuticals. This open-label trial began in 2018 and enrolled 52 newly diagnosed GBM participants. The primary endpoint was safety and tolerability, and the trial also evaluated immunogenicity as well as efficacy based on overall survival, or OS, rates.
In May 2022, we presented OS data at the 2022 American Society of Clinical Oncology (ASCO) from the trial. Median OS duration in patients with an unmethylated MGMT promoter (Cohort A) was 17.9 months, which compared favorably to historical comparisons (between 14.6 and 16 months). Median OS data in patients with an MGMT methylated promoter (Cohort B) was 32.5 months, which also compared favorably to historical comparisons (between 23.2 and 25 months). Overall, administration of INO-5401 + INO-9012 with Libtayo and RT/TMZ (radiation and temozolomide) was well tolerated by newly diagnosed GBM patients. Administration of treatment was also observed to be immunogenic, eliciting antigen-specific T cells that may infiltrate GBM tumors. As of the end of 2023, two GBM patients in the trial remained on drug treatment. We are currently completing the study reports and discussing the further development of INO-5401 with our collaborator Regeneron.
INO-5401 for the Prevention of Cancer for People with BRCA1/2 Mutation
INOVIO is partnering with the University of Pennsylvania to conduct a Phase 1b investigator-sponsored trial to evaluate the tolerability and immunogenicity of INO-5401 alone or INO-5401 in combination with INO-9012 delivered with CELLECTRA in adult cancer and non-cancer patients with BRCA1 or BRCA2 mutations. This trial is ongoing.
All humans have BRCA1 and BRCA2 genes, but some people are born with an error, or mutation, in one of these genes. People with a gene mutation in either BRCA1 or BRCA2 are at heightened risk for certain cancers, including breast, ovarian, prostate, and pancreatic cancers. These gene mutations can be passed on to children by either men or women.

Infectious Disease Product Candidates
INO-4800 for COVID-19
Phase 2/3 Clinical Trial – SOLIDARITY TRIAL VACCINES (STV)
INO-4800 is one of two initial COVID-19 vaccine candidates included in the World Health Organization (WHO) sponsored Solidarity Trial Vaccines, or STV, which is designed to evaluate the efficacy and safety of vaccine candidates selected by an independent vaccine prioritization advisory group composed of leading scientists and experts. The conduct of the STV is wholly under the WHO’s control and any announcement regarding that trial will be made by the WHO.

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
COVID-19 DNA-encoded Monoclonal Antibodies (dMAb®)
Using our GOAL algorithm technology, we are able to create precisely designed DNA plasmids that encode for specific monoclonal antibodies (mAbs). We refer to these DNA plasmids as our dMAb product candidates to differentiate them from infused recombinant monoclonal antibodies. We deliver the plasmid directly into cells of the body using our CELLECTRA delivery system, enabling the electroporated cells to manufacture those DNA-encoded mAbs in vivo (i.e. by the body itself), unlike conventional recombinant mAb technology that requires manufacture outside of the body. We believe this approach provides potentially significant advantages in terms of design simplicity, rapidity of execution and lower production costs. We expect to design dMAb product candidates not only for new disease targets that are not currently addressable with conventional recombinant mAbs, but also targets of existing, commercially available mAb products.
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
In July 2022, Wistar announced the dosing of the first participant in a Phase 1, open-label, single-center, dose escalation trial to evaluate the safety, tolerability and pharmacokinetic profile of two of our mAb product candidates, administered IM followed immediately by electroporation using our CELLECTRA 2000 device in a 1- and 2-dose regimen (Days 0 and 3) in healthy adults (NCT05293249). The study is ongoing.
INO-4201 for Ebola Virus Disease
The Ebola virus causes one of the most virulent viral diseases, with case fatality rates averaging approximately 50% but approaching up to 90% in past outbreaks in areas with no or under-developed health care. Ebola can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within 2 to 21 days of exposure. In November 2019, the first conditional approval was issued for a preventive vaccine against Ebola virus. This approval was from the European Medicines Agency (EMA) for the vaccine ERVEBO®. That same month, the WHO pre-qualified that vaccine for use in high-risk countries. In the next month, the FDA approved that vaccine. However, ERVEBO has not been approved for repeat dosing and there are no approved booster vaccines yet available in the United States.
In December 2021, we announced complete enrollment of a 46-participant Phase 1b trial (NCT04906629) in which our DNA medicine candidate INO-4201 was assessed as a heterologous booster in healthy volunteers previously vaccinated with ERVEBO. In February 2023, we announced results from the Phase 1b trial. INO-4201 was well tolerated and boosted humoral responses in 100% (36 of 36) of treated participants. We and our collaborators plan to publish the data in a peer-reviewed journal and provide updates on the next steps for INO-4201.
INO-6160 for HIV
INO-6160 is a DNA medicine candidate being developed as a prophylactic vaccine against human immunodeficiency virus, or HIV. INO-6160 is composed of one plasmid encoding for an HIV trimer and one encoding for human IL-12. INO-6160 is being evaluated in a Phase 1 trial that is externally sponsored and funded by the National Institute of Allergy and Infectious Diseases, or NIAID. The trial is a randomized, 20-participant, open-label Phase 1 trial to examine the safety and immunogenicity of INO-6160.
DNA-Launched Nanoparticles (dLNPs)
INOVIO and our collaborators at the Wistar Institute are applying our experience in DNA vaccine development toward the development of the next generation of DNA medicine technology, by investigating DNA-launched nanoparticles, or dLNPs, initially targeting infectious diseases vaccines. INO-6172, INOVIO’s first dLNP to enter clinical trials, is in a Phase 1 trial sponsored and funded by NIAID. INO-6172 contains two plasmids, one encoding for the dLNP and one encoding for human IL-12. The trial is a randomized, 45-participant, open-label Phase 1 trial that is examining the safety and immunogenicity of INO-6172 in adults without HIV. The trial is ongoing, as is additional preclinical work with dLNP technology and additional vaccine candidates.
Collaboration and Alliances
In addition to our current collaboration with ApolloBio Corporation described below, our other partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka

Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences (PLS), Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
In December 2017, we entered into an Amended and Restated License and Collaboration Agreement with Beijing Apollo Saturn Biological Technology Limited, a corporation organized under the laws of China, or ApolloBio, which was amended on June 14, 2023 (as so amended, the “License and Collaboration Agreement”). Under the terms of this License and Collaboration Agreement, we granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within Greater China (defined as China, Hong Kong, Macao and Taiwan). As part of the collaboration, ApolloBio will fund all clinical development costs within the licensed territory.
We are entitled to receive up to an aggregate of $20.0 million, less required income, withholding or other taxes, upon the achievement of specified milestones related to the regulatory approval of VGX-3100 in accordance with the License and Collaboration Agreement. In the event that VGX-3100 is approved for marketing in Greater China, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales, with such percentage being in the low- to mid-teens, subject to reduction in the event of generic competition in a particular territory. ApolloBio’s obligation to pay royalties will continue for 10 years after the first commercial sale in a particular territory or, if later, until the expiration of the last-to-expire patent covering the licensed products in the specified territory. After marketing approval in a territory, the License and Collaboration Agreement, will continue in force until ApolloBio has no remaining royalty obligations. In December 2021, ApolloBio dosed its first participant in a separate Phase 3 trial in China (HPV-303CHN).
Competition
As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major bio-pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include AbbVie, AstraZeneca, BioNTech, Bristol-Myers Squibb, GlaxoSmithKline, Janssen Pharmaceuticals (part of J&J), Merck, Moderna, Novartis, Pfizer, Roche, and Sanofi-Aventis. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies, including but not limited to Agenus, AIVITA, Barinthus Biotherapeutics (formerly Vaccitech), BL Corp, Entos Pharma, Frantz Viral Therapeutics, Immunocore, Imunon, ImVax, Iovance, Gritstone Bio, Genexine, Hookipa, Mimivax, Nektar, Northwest Therapeutics, Novavax, Nykode, Precigen, and PapiVax. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are also seeking to treat early HPV infections. For RRP, which is caused by HPV subtypes 6 and 11, Precigen is developing a product candidate, PRG-2012, based on a Gorilla adenovirus-based vector. Precigen has publicly stated they expect to file a BLA in 2024 based on their Phase 1/2 trial of PRG-2012 for the treatment of RRP and that no additional randomized, placebo-controlled trial will be required to support their submission of a BLA. Other companies have started to explore RRP as a disease target, including Nykode, Merck and Cytovation. For head and neck cancers, AstraZeneca is developing a bispecific antibody targeting PD-1 and TIGIT for locaregionally advanced head and neck squamous cell carcinoma, while the National Cancer Institute is conducting a Phase 3 study with the immunotherapy nivolumab (Bristol-Myers Squibb’s Opdivo) in HPV-positive oropharynx cancer. Other companies are pursuing different approaches to pre-cancers and cancers we are targeting.
We also compete more specifically with companies seeking to utilize antigen-encoding DNA delivered with electroporation or other delivery technologies such as viral vectors or lipid delivery to induce in vivo generated antigen production and immune responses to prevent or treat various diseases. These competitive technologies have shown promise, but they each also have their own unique obstacles to overcome.
Viral Vector-based Vaccine Delivery
This technology utilizes a virus as a carrier, or vector, to deliver genetic material into target cells. The method is efficient for delivering immunotherapy antigens and has the advantage of mimicking real viral infection so that the recipient will mount a broad immune response against the immunotherapy. The potential limitation of the technology stems from problems with unwanted immune responses against components of the viral vector itself, making repeated administration difficult.
Lipid Nanoparticle DNA/RNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA/RNA immunotherapies, most notably with COVID-19 mRNA vaccines. These work by either increasing uptake of the DNA/RNA into cells or by acting as an adjuvant, alerting the immune system.
DNA Immunotherapy Delivery with Electroporation

There are other companies with electroporation intellectual property and devices. We believe we have competitive advantages over other companies focused on electroporation for multiple reasons:
•We have an extensive history and experience in developing the methods and devices that optimize the use of electroporation in conjunction with DNA medicine. This experience has been validated with multiple sets of data from clinical trials assessing DNA medicine against cancers and infectious disease.
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
Our competitive position will be affected by the disease indications addressed by our product candidates versus those of our competitors, the timing of market introduction for these products and the stage of development of other technologies to address these disease indications. For us and our competitors, proprietary technologies, the ability to complete clinical trials on a timely basis and with the desired results, and the ability to obtain timely regulatory approvals to market these product candidates are likely to be significant competitive factors. Other important competitive factors will include efficacy, safety, ease of use, reliability, availability and price of products and the ability to fund operations during the period between technological conception and commercial sales.
The FDA and other regulatory agencies may expand current requirements for public disclosure of DNA-based product development data, which may harm our competitive position with foreign and United States companies developing DNA-based products for similar indications.
Commercialization and Manufacturing
Because of the broad potential applications of our technologies, we intend to develop and commercialize products both on our own and through our collaborators and licensees. We intend to develop and commercialize products in well-defined specialty markets, such as HPV-related diseases, infectious diseases, and cancer. Where appropriate, we intend to rely on strategic marketing and distribution alliances. In 2023, we began accelerating the development of our commercialization plans for INO-3107 in the United States following notice from the FDA that the data from our completed Phase 1/2 trial in patients with RRP could be used to submit a BLA under the accelerated approval program.
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

As of December 31, 2023, our patent portfolio included approximately 120 issued U.S. patents and approximately 100 U.S. patent applications as well as approximately 1,100 issued foreign counterpart patents and approximately 800 counterpart foreign patent applications. These are comprised, in part, of:
•one U.S. patent, 4 U.S. patent applications and approximately 40 counterpart foreign patent applications directed to treatment of RRP;

•seven issued U.S. patents and four U.S. patent applications, as well as approximately 80 issued foreign counterpart patents and approximately 30 counterpart foreign patent applications, directed to treatment of GBM;
•approximately 100 issued U.S. patents and approximately 80 U.S. patent applications, as well as approximately 850 issued foreign counterpart patents and approximately 590 counterpart foreign patent applications, directed to our other earlier-stage product candidates; and
•4 issued U.S. patents and 6 U.S. patent applications, as well as approximately 160 issued foreign counterpart patents and approximately 50 counterpart foreign patent applications, directed to our device delivery systems.
Our pending patent applications directed to treatment of RRP, if issued, would expire between about 2040 and 2043. Our issued patents directed to treatment of GBM expire between about 2027 and 2037 and our pending patent applications, if issued, would expire between about 2027 and 2040. Our issued patents directed to our other product candidates expire between about 2027 and 2036 and our pending patent applications, if issued, would expire between about 2027 and 2042. Our issued patents directed to our device delivery systems expire between about 2024 and 2036 and our pending patent applications, if issued, would expire between about 2024 and 2042.
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
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, or biologics, and medical devices, such as our product candidates. Generally, before a new biologic or medical device can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. These requirements are continually updated by regulatory authorities to address changes in science, manufacturing and potential new threats, such as cybersecurity concerns.
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
Our product candidates are combination products comprising an electroporation device for delivery of a biologic. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product, which means the mode of action expected to make the greatest contribution to the overall intended therapeutic effects. Thus, if the primary mode of action of a device-biologic combination product is attributable to the biologic product, that is, if it acts by means of a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product, the FDA center responsible for premarket review of the biologic product would have primary jurisdiction for the combination product. We believe that all of our product candidates will have a biologic primary mode of action.
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
There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. The FDA requires sponsors to disclose the results of most, but not all, trials after completion.
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
BLA and FDA Review Process
Following trial completion, trial data is analyzed to assess safety and efficacy. The results of pre-clinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the product candidate, and other relevant information. The BLA is a request for approval to market the biologic in combination with the device, if applicable, for one or more specified indications and must contain proof of safety, purity, potency and efficacy, which is demonstrated by extensive pre-clinical and clinical testing. The application includes positive findings from pre-clinical and clinical trials as well as ambiguous or negative results. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual program fee for approved products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business or a waiver of fee based on orphan drug status.
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
The FDA may also accept the submission of a BLA under its Accelerated Approval Program, which was instituted to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but may not it itself be the final measure of clinical benefit. The use of a surrogate endpoint can considerably shorten the time required prior to receiving FDA approval. Companies are still required to conduct studies to confirm the anticipated clinical benefit. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA would grant provisional approval for the drug. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to the removal of the drug from the market.

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, strength, quality, purity and potency. The FDA may refer applications for novel drug product candidates or drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of a BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and an applicant may not receive a timely approval, if at all.
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
There is no assurance that the FDA will ultimately approve a product for marketing in the United States and applicants may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific populations, severities of allergies, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess the product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
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
Healthcare Reform
In both the United States and certain foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes to the healthcare system that impact the ability to sell pharmaceutical products profitably. In the United States, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. The ACA, among other things, increased the minimum level of

Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
There have been judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry qualifying health insurance coverage for all or part of a year. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted.
In August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Significant Customers and Research and Development
During the year ended December 31, 2023, we derived 29% of our revenue from ApolloBio. During the year ended December 31, 2022, we derived 94% of our revenue from the procurement contract with the DoD that we entered into in June 2020. During the year ended December 31, 2021, we derived 43% of our revenue from the procurement contract with the DoD and 14% of our revenue from our collaborator Plumbline Life Sciences, a company of which we are an approximately 19% stockholder.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $86.7 million in 2023, $187.7 million in 2022 and $249.2 million in 2021.
Geographic Information
All of our revenue for the years ended December 31, 2023, 2022 and 2021 was earned in the United States. All of our long-lived assets are located in the United States.
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
Employees and Human Capital Resources
As of February 14, 2024, we employed 122 people on a full-time basis. Of the total, 90 were in product research, which includes research and development, quality assurance, clinical, engineering and manufacturing, and 32 were in general and administrative functions, which includes corporate development, information technology, legal, commercial, investor relations, finance and corporate administration. Approximately one-half of our workforce is comprised of women and approximately one-half is comprised of individuals with ethnically diverse backgrounds. In addition, four of the eight members of our board of directors are women. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
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
Employee Engagement
As we work to make an impact on how healthcare is delivered, we believe it is critical that our employees are informed and engaged. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, employee surveys and our company intranet, and acknowledge individual contributions to our company’s success through several rewards and recognition initiatives. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work.
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of our employees is vital to our success. We have a company-wide comprehensive wellness program inclusive of financial, physical, and mental well-being.
Our environmental, health and safety team stays abreast of local, regional and global concerns and trends and ensures safety procedures are in place to mitigate workplace injuries and safety risks. Employees are required to complete training in various safety procedures for the laboratories and manufacturing facilities and specialized safety training based on particular job duties. Designated Safety Officers and response teams oversee safety-related initiatives and a safety committee provides input on safety procedures, practices, and policies. Employees are required to wear personal protective equipment relevant for their particular job duties. Occupational injuries at our workplace have historically been very low and are always investigated to determine if any environmental or other changes need to be implemented.

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
We have experienced significant operating losses over the last several years. As of December 31, 2023 our accumulated deficit was $1.6 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.
We have limited sources of revenue and our success is dependent on our ability to develop our DNA medicines and proprietary device technology.
We do not currently generate any revenue from the commercial sale of products. Our ability to generate future revenues depends heavily on our success in:
•developing and securing United States and/or foreign regulatory approvals for our DNA medicine candidates, including securing regulatory approval for conducting clinical trials with DNA medicine candidates;
•developing our proprietary device technology; and
•commercializing any products for which we receive approval from the FDA and foreign regulatory authorities.
Our proprietary device and DNA medicine candidates will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote our proprietary device and DNA medicine candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. If we do not receive regulatory approval for and successfully commercialize any products, we will not generate any revenues from sales of proprietary devices and DNA medicine products, and we may not be able to continue our operations.
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
We will need substantial additional capital to develop our DNA medicines and proprietary device technology, which may prove difficult or costly to obtain.
Conducting the costly and time-consuming research, pre-clinical studies and clinical testing necessary to obtain regulatory approvals and bring our DNA medicine candidates and proprietary device technology to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:
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
We need FDA approval prior to marketing our proprietary device and DNA medicine candidates in the United States. If we fail to obtain FDA approval to market our proprietary device and DNA medicine candidates, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.
This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our products as well as the evaluation of our manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our proprietary device and DNA medicine candidates are both safe and effective for each indication for which approval is sought. To the extent that our DNA medicine candidates are manufactured at multiple sites or using different processes, we will also need to demonstrate comparability across the manufacturing batches in order to obtain regulatory approval. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals for our proprietary device and any of our DNA medicine candidates currently under development. Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.
The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our proprietary device and DNA medicine candidates. If the FDA does not consider or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.
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
Furthermore, because our product candidates are combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with co-packaging a drug-device combination product. In addition, if the FDA and similar regulatory agencies do not approve our delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device. Such delays or failure to obtain approval of our devices would result in significant harm to our business.
If we pursue accelerated approval for INO-3107 or any of our other product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
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
In order to market any proprietary device and DNA medicine candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval, and the regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Furthermore, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our DNA medicine candidates may not be approved for all indications requested, which could limit the uses of our DNA medicine candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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
Our product candidates could fail to complete the clinical trial process for many reasons, including the following:
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our proprietary device or product candidate is safe and effective for any indication;
•the results of clinical trials may not meet the level of clinical or statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may not be successful in enrolling a sufficient number of participants in clinical trials;
•we may be unable to demonstrate that our proprietary device or DNA medicine candidates' clinical and other benefits outweigh their safety risks;
•we may be unable to demonstrate that our proprietary device or product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;
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
•adverse results from third-party clinical trials involving gene-based therapies and the regulatory response thereto;
•reaching agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•future bans or stricter standards imposed on clinical trials of gene-based therapy;
•manufacturing sufficient quantities of our proprietary device and DNA medicine candidates for use in clinical trials;
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
•collecting, reviewing and analyzing our clinical trial data; and
•global unrest, including geopolitical risks emanating from countries such as Russia and China, global pathogen outbreaks or pandemics, terrorist activities, the conflict between Israel and Hamas, bank failures and other economic and other external factors beyond our control.
With respect to clinical trials of product candidates for rare diseases, such as our planned confirmatory trial of INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, we may encounter difficulties in recruiting a sufficient number of patients to enroll in the trial due to the small number of patients with the disease. Because RRP is caused by specific HPV types, 6 and 11, and there is currently no standard protocol for diagnostic/screening of RRP patients unless there are symptoms of dysphonia, respiratory distress or other symptoms related to the presence of papillomas, it may be difficult to identify and diagnose patients for whom INO-3107 may be a potential treatment.
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
If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our proprietary device and our DNA medicine candidates may be harmed and our ability to generate product revenues will be delayed or eliminated altogether. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement, conduct or completion of clinical trials may adversely affect the trading price of our common stock.
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
We are no longer conducting any active clinical trials of INO-4800 and do not expect that it will ever receive regulatory approval in the United States. Our collaborator Advaccine has completed enrollment of its 200-participant homologous and 267-participant heterologous booster vaccine trials in China. They may seek an Emergency Use Authorization, or EUA, from regulatory authorities in China and other countries in Asia for the use of INO-4800 as a heterologous booster. However, any such decision would be made by Advaccine, and there is no guarantee that Advaccine will apply for an EUA or other similar authorization or, if it does apply, that Advaccine will be able to obtain such authorization. An EUA may not be available if countries are no longer in a state of public health emergency, in which case full approval would need to be sought.
We await the results of our COVID-19 vaccine candidate's participation in the World Health Organization’s Solidarity Trial Vaccines. Depending on the results of that trial, we could also pursue a strategy of seeking EUA for the vaccine candidate in other countries outside of the United States. Even if an EUA or other authorization is ultimately granted, we will rely on the applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our vaccine candidate. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Regulatory authorities may also terminate an EUA if safety issues or other concerns about our product arise or if we or Advaccine fail to comply with the conditions of authorization. If we or Advaccine apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our and Advaccine’s ability to market and sell our COVID-19 vaccine.
DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA® delivery devices are a novel approach to administering medicines, and negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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
In addition, the novelty of our CELLECTRA® delivery devices may make it difficult to demonstrate to physicians and third-party payors that this delivery system is an appropriate approach for DNA medicines and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that our CELLECTRA® delivery devices provide useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for,our DNA medicines.
If we and the contract manufacturers upon whom we rely fail to produce our proprietary devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or if these contractors fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary device and DNA medicine candidates.
We manufacture some components of our proprietary devices and utilize the services of contract manufacturers to manufacture the remaining components of these devices. We also rely on third party contract manufacturers to produce our DNA medicine candidates for use in our clinical trials and potentially for commercial distribution, if any product candidate is approved by regulatory authorities. The manufacture of these devices and our DNA medicine candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production.

These problems include difficulties with production costs and yields, quality control, including stability of the equipment and DNA medicine candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, we previously relied on VGXI to manufacture DNA plasmids for our DNA medicine candidates before they became unable to produce the necessary plasmids due to a lack of manufacturing capacity. As a result, we had to engage several additional third-party contract manufacturers. However, there can be no assurance that we will be able to secure adequate additional manufacturing capacity for any of our DNA medicine candidates on commercially reasonable terms. Our inability to secure sufficient manufacturing capacity, or our inability to transfer necessary manufacturing know-how to third parties, would adversely affect our commercialization plans and could also harm our reputation.
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
We have received breakthrough therapy designation for INO-3107 and may seek this designation for one or more of our other investigational medicines. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the regulatory submission.
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
We and our collaborators have entered into agreements with CROs to provide monitors for and to manage data for our on-going clinical programs. We and the CROs conducting clinical trials for our proprietary device and DNA medicine candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or the CROs conducting clinical trials of our DNA medicine candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.
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
We currently have only a small commercial organization to support pre-commercial activities for our proprietary device and DNA medicine candidates, if approved, and we do not currently have a sales organization. In order to successfully commercialize INO-3107 or any other products that may receive regulatory approval, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of a sales force, either on our own or in conjunction with third parties, will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop or acquire this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In the event we are unable to successfully develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our DNA medicine candidates which would negatively impact our ability to generate product revenues.
If products for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
The commercial success of our proprietary device and DNA medicine candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our DNA medicine candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•our ability to provide acceptable evidence of safety and efficacy;
•the relative convenience and ease of administration, including the acceptance and usage of our proprietary device by the medical community;
•the prevalence and severity of any actual or perceived adverse side effects;
•limitations or warnings contained in a product's FDA-approved labeling, including, for example, potential “black box” warnings;
•availability of alternative treatments;
•pricing and cost effectiveness;
•the effectiveness of our or any future collaborators' sales and marketing strategies;
•the potential public perception of new therapies and the reputational challenges that the industry is facing related to drug costs;
•our ability to obtain sufficient third-party coverage and adequate reimbursement; and
•the willingness of patients to pay out of pocket in the absence of third-party coverage.
If our proprietary device and DNA medicine candidates are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our DNA medicine candidates may require significant resources and may never be successful.
We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our DNA medicine candidates, could hinder or prevent our products' commercial success.
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs and medical treatments. Accordingly, our ability to commercialize our proprietary device and DNA medicine candidates successfully will depend in part on the extent to which governmental authorities, including Medicare and Medicaid, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our DNA medicine candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors in the United States generally require that drug products and vaccines have been approved for marketing by the FDA.
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Coverage decisions may not favor new products when more established or lower cost therapeutic alternatives are already available. Even if we obtain coverage for a given product, co-payments may be required that patients find unacceptably high. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our drug products. Even if we obtain coverage for our products, the revenue generated may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution.
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
Between July 2022 and January 2023, we undertook a corporate restructuring that resulted in a total reduction in headcount of more than 25% of our employees and a significant majority of our contractors. In August 2023 we announced a further headcount reduction of approximately 30%. As a result, our full-time employee headcount has declined from more than 300 employees in early 2022 to approximately 122 currently. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. During the second half of 2022, we experienced increased voluntary attrition after conducting the first reduction in force. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation.
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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters. For example, numerous purported shareholder class action and shareholder derivative complaints were filed against us beginning in 2020, naming us and our directors and executive officers as defendants, alleging that we made materially false and misleading statements in violation of federal securities laws. Although we have resolved these actions, there can be no guarantee that we will not become subject to similar claims in the future.
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
Our business could be adversely affected by the effects of health epidemics.
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
If any of our competitors develop products with efficacy or safety profiles significantly better than our product candidates and introduce new, disruptive technology, we may not be able to complete the development of or commercialize our product candidates, and sales of any commercialized products could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or product candidates obsolete or non-competitive, or result in treatments or cures superior to ours.
Our competitors and potential competitors include large pharmaceutical companies broadly engaged in vaccine/immunotherapy research and development, such as Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline, Merck, Pfizer, Roche, AbbVie, Novartis, Bristol-Myers Squibb, and AstraZeneca, as well as various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies, such as CureVac, Dynavax, Genexine, Hookipa, Iovance, Nektar, Nykode, Precigen, Zydus, and Vir Biotechnology. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen is developing a potential treatment for RRP based on a gorilla adenovirus vector and has publicly stated its plans to submit a BLA in 2024 based on a completed Phase 1/2 study. As a result, Precigen could receive marketing approval for its RRP product candidate before we can obtain regulatory approval for INO-3107, which could put us at a competitive disadvantage in this indication. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.

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
If our information technology systems or those of third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, regulatory investigations and actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; and other adverse consequences.
We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted provided and/or used for third-parties or their vendors. We collect, store and transmit large amounts of confidential, proprietary or otherwise sensitive information (including personal information and pseudonymized information), and we deploy and operate an array of technical and procedural controls designed to maintain the confidentiality, availability and integrity of such information as appropriate. A significant breakdown, invasion, corruption, destruction, interruption, or unavailability of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other supply chain problems that could unexpectedly compromise our information and network security.
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the compromise of information stored in our or our third-party providers' systems, portable media or storage devices. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten our information and information technology systems and those of third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources such as traditional computer “hackers,” threat actors, “hactivists,” organized criminal threat actors, personnel (such as through error or malfeasance), sophisticated national states and nation-state support actors (for example, in conjunction with military conflicts). During times of war and other major conflicts, we may be vulnerable to a heightened risk of these attacks. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to: business interruption, loss of information, theft of information or reputational damage from industrial espionage attacks, malware or other cyber-attacks (including ransomware), social-engineering attacks (including through deep fakes and phishing attacks), malicious code (such as viruses and worms), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, telecommunications failures, natural disasters, and other similar threats, any of which may compromise our system infrastructure or lead to data compromise. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data, reputational harm and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack but we may be unwilling or unable to make such payments. Remote work has also become more common and increased risks to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities resent in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during diligence of such acquired or integrated entities and it may be difficult to integrate such entities into our programs.
We rely on service providers and third-party technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, cloud-based infrastructure, personnel email, data hosting, and other functions. Our ability to monitor these third parties’ information security practices is limited and these service providers may not have adequate information security measures in place. If our service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our service providers fail to satisfy their privacy or security-related obligations to us, any aware may be insufficient or we may be unable to recover such award.
While we have implemented measures designed to protect our data and information technology systems, there can be no assurance that our efforts will be effective (including, without limitation prevent service interruptions or security incidents). We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely or effective basis. Vulnerabilities could be exploited and result in a security incident. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific or reasonable security measures.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, regulators, and other stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.
We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
We face potential product liability exposure and, if successful claims are brought against us, we may incur substantial liability.
The use of our proprietary device and DNA medicine candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and autism, and these companies have incurred material costs to defend these claims. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the federal government enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 included reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute will remain in effect until 2032, unless Congressional action is taken. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, China's "zero COVID" policy caused delays in Advaccine’s conduct of clinical trials for INO-4800 in China under our collaboration with them, which in turn resulted in delays in obtaining clinical data to evaluate the safety and potential efficacy of INO-4800. In addition, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on ApolloBio or Advaccine, which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, including the threat of a trade war between the United States and China, could lead to supply chain disruptions or increased costs for clinical materials manufactured in China that are necessary for our development efforts. These interruptions or failures could then impede commercialization of our DNA medicine candidates and impair our competitive position. We may also be exposed to fluctuations in the value of the local currency in China. These uncertainties may impede our ability to enforce the contracts we have entered into and our ability to continue our research and development activities and could materially and adversely affect our business, financial condition and results of operations.
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
Our commercial success will depend in part on obtaining and maintaining patent, trademark, trade secret, and other intellectual property protection relating to our proprietary device and DNA medicine candidates, as well as successfully defending these intellectual property rights against third-party challenges.
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
Although our common stock is listed on the Nasdaq Capital Market, we cannot be certain that an active trading market for our shares will continue to be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
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
•changes in accounting principles;
•global unrest including geopolitical risks emanating from countries such as Russia and China, terrorist activities, the conflict between Israel and Hamas, bank failures, and other economic and other external factors; and
•catastrophic weather and/or global disease pandemics.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expenses related to our proprietary device, DNA medicine candidates or future development programs;
•expenses related to corporate transactions, including ones not fully completed;
•addition or termination of clinical trials or funding support;
•any intellectual property infringement lawsuit in which we may become involved;
•any legal claims that may be asserted against us or any of our officers;
•regulatory developments affecting our proprietary device and DNA medicine candidates or those of our competitors;
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
Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, rising interest rates, energy costs, geopolitical issues, global pathogen outbreaks or pandemics, and the availability and cost of credit have in the past and may continue to contribute to increased volatility and diminished expectations for the economy and the markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits, and we may experience losses on these deposits.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely impact our business, financial condition and results of operations.
Actual events involving limited liquidity or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in 2023, several banking institutions were closed or seized by the Federal Deposit Insurance Corporation, leading to significant liquidity concerns in the broader financial services industry.
While we did not have any deposits at any of the banks impacted by the adverse developments in 2023, we maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain the majority of our deposit accounts in large financial institutions, but there can be no assurance this strategy will be successful. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data).
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires certain businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data (including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data) (collectively, “Information Systems and Data”).
Our Information Technology department (“IT Department”) (including its Senior Director), with support from service providers, helps identify, assess and manage the Company’s cybersecurity threats and risks. The IT Department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods. For example, the methods include manual and automated tools; subscriptions to reports and services that identify cybersecurity threats; analysis of threat and threat actor reports; threat environment scans; law enforcement coordination; audits; threat assessments; and vulnerability assessments.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: security incident response strategies; tools designed to detect and respond to security incidents; data encryption strategies; access controls; physical security controls; asset management strategies; systems monitoring; personnel training; penetration testing; and cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the IT Department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.
We use service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms (including legal counsel); cybersecurity consultants; cybersecurity software providers; managed cybersecurity service providers; and penetration testing firms.
We use service providers to perform a variety of functions throughout our business, such as application providers; hosting providers; and contract research organizations. Depending on the nature of the services provided, in order to analyze the cybersecurity processes of certain vendors we review their internal security assessment reports and certifications, if available.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including in particular under the caption “if our information technology systems or those of third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, regulatory investigations and actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; and other adverse consequences.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including the Senior Director of the IT Department. This individual has previously held roles as a head of cybersecurity, cybersecurity consultant and information security specialist for other organizations. This individual holds several certifications related to cybersecurity including as a Certified Information Systems Security Professional.
The IT Department reports to our Chief Financial Officer (CFO) who is responsible for helping the IT Department hire appropriate personnel, integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Senior Director of the IT Department is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CFO. The Senior Director of IT and the CFO work with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
As indicated above, the audit committee receives reports from the Senior Director of IT or other designee concerning significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also receives various written reports, summaries or presentations related to cybersecurity threats, risk and mitigation. In turn, the audit committee routinely provides reports to the board on cybersecurity matters.

ITEM 2.    PROPERTIES
We own no real property and have no plans to acquire any real property in the future.
San Diego Leases
In November 2023, we entered into a lease agreement, or the New San Diego Lease, for research and development space in San Diego, California. The total space under the New San Diego Lease is approximately 5,563 square feet. The term of the New San Diego Lease commenced on February 10, 2024 and the initial term is 4.3 years.
The base rent adjusts periodically throughout the term of the New San Diego Lease. Rent payments under the New San Diego Lease will include base rent with an annual increase of approximately three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $33,000.
In 2013, we entered into a lease, or the First San Diego Lease, for office space in San Diego, California. The initial term of the First San Diego Lease was through November 2023. In June 2015, we amended the First San Diego Lease to increase the total leased space to 31,207 square feet and occupy the entire building. In November 2023, we extended the term of the First San Diego Lease until February 29, 2024.
In 2016, we entered into an office lease, or the Second San Diego Lease, for a second property in San Diego, California. The total space under the Second San Diego Lease is approximately 51,000 square feet. We are using the facility for office, manufacturing and research and development purposes. The term of the Second San Diego Lease commenced in June 2017 and continues through May 2027.
The base rent adjusts periodically throughout the term of the Second San Diego Lease. As of December 31, 2023, rent payments under the Second San Diego Lease include base rent with an annual increase of approximately three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000.
Plymouth Meeting Lease
In 2014, we entered into a lease, or the Plymouth Meeting Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We have amended the Plymouth Meeting Lease on multiple occasions to increase the total leased space to 57,361 square feet and extend the lease term through December 31, 2029.
The base rent adjusts periodically throughout the term of the Plymouth Meeting Lease. As of December 31, 2023, rent payments under the Plymouth Meeting Lease include base rent with an annual increase of approximately two percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid security deposits totaling $124,000.
We have entered into four agreements to sublease a total of approximately 25,000 square feet in our Plymouth Meeting headquarters, with one sublease term through March 31, 2025, two terms through December 31, 2026, and one month-to-month.
We believe our current and future planned facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3.    LEGAL PROCEEDINGS
Securities Litigation
Securities Class Action Litigation
In March 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and its former President and Chief Executive Officer as defendants. The lawsuit alleged that the Company made materially false and misleading statements in violation of certain federal securities laws. The plaintiffs sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The plaintiffs’ complaint was later amended to include certain of the Company’s other officers as defendants. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was approved by the court in January 2023. Under the settlement, we agreed to pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. Our insurance carriers paid the $30.0 million cash component of the settlement. During the three months ended March 31, 2023, we issued 760,083 shares of common stock pursuant to the securities class action settlement.
Shareholder Derivative Litigation
In April 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The lawsuit asserted state and federal claims and was based on the same alleged misstatements as the shareholder class action complaint described above. The lawsuit accused the Company’s board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiff sought unspecified monetary damages on behalf of the Company as well as governance reforms. Between June 2020 and August 2020, additional shareholder derivative complaints were filed and later consolidated by the court.
In March 2022, an additional shareholder derivative complaint was filed in the Delaware Court of Chancery, asserting substantially similar claims as those in the consolidated derivative action. In May 2022, the Delaware Court of Chancery entered a stay of the litigation.
In March 2023, the parties submitted a joint status report to the Court of Chancery reporting that the parties agreed to a settlement in principle, which also provided for the resolution of the consolidated derivative action and certain stockholder demands.
In April 2023, the plaintiffs in the consolidated derivative action filed a motion for preliminary approval of settlement with the United States District Court for the Eastern District of Pennsylvania. The proposed settlement provided for resolution of the consolidated derivative action, the derivative action pending in the Delaware Court of Chancery, and certain stockholder demands.
In June 2023, the court entered an order preliminarily approving the proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement. The Stipulation of Settlement contemplated that, following the settlement hearing and the final approval of the settlement by the court, we would implement certain corporate governance reforms described in the Stipulation of Settlement. The preliminary order also approved the form and manner of the notice of the Settlement. As part of the Settlement, in July 2023 we paid $1.2 million to plaintiffs’ counsel for their fees and expenses. In October 2023, the court entered an order and final judgment approving the Settlement, which became effective in November 2023. The Company has implemented the corporate governance reforms in response to the provisions of the Stipulation of Settlement.

VGXI Litigation
In June 2020, we filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, and together with VGXI, Inc. collectively referred to as VGXI, alleging that VGXI had materially breached our supply agreement with them. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. In June 2020, the Company filed a petition for preliminary injunction, which was denied.
Following our appeal, in July 2020 VGXI filed counterclaims against us, alleging that we had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from us. VGXI also filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that we had engaged to provide services similar to those that were being provided by VGXI. We filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. In October 2020, we filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
We intend to aggressively prosecute the claims set forth in its complaint against VGXI and to vigorously defend ourselves against VGXI’s counterclaims.

GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We filed preliminary objections to the complaint, which were overruled. In September 2021, we filed an answer to the complaint, new matter, and counterclaims. Our counterclaims allege that GeneOne breached the Agreement, and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to our counterclaims and new matter. A trial date for this litigation has not been set.
We intend to aggressively prosecute the claims set forth in our counterclaims against GeneOne and to vigorously defend ourselves against the claims in GeneOne’s complaint.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market on September 15, 2014 under the symbol "INO," having previously traded on the NYSE MKT exchange. On November 2, 2023, the listing of our common stock was transferred to the Nasdaq Capital Market.
On January 24, 2024, we implemented a 1-for-12 reverse stock split of our common stock. As of March 1, 2024, we had approximately 58 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on March 1, 2024 was $9.55, as reported on the Nasdaq Capital Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2023. The graph assumes a $100 investment on December 31, 2018 in our common stock and in each index, with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inovio Pharmaceuticals Inc., the NYSE American Index, the NASDAQ Composite Index, and S&P SuperCap Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Inovio Pharmaceuticals Inc.
NYSE American
NASDAQ Composite
S&P SuperCap Biotechnology Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	12/18	12/19	12/20	12/21	12/22	12/23
Inovio Pharmaceuticals, Inc.	100.00	82.50	221.25	124.75	39.00	12.75
NYSE American	100.00	110.19	104.83	134.55	129.34	131.60
Nasdaq Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P SuperCap Biotechnology Index	100.00	116.98	128.56	142.49	161.98	167.26
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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our lack of products that have received regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that pre-clinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our proprietary device technology and DNA medicine candidates may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture our DNA medicine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare laws and proposals.

Overview
We are a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with human papillomavirus (HPV), cancer, and infectious diseases. Our platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
We use proprietary technology to design DNA plasmids which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational CELLECTRA® delivery devices help our DNA medicines enter the body’s cells for optimal effect.
Our lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, a rare and debilitating disease of the respiratory tract caused by HPV infection. In our completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment.
In February 2023, we announced data from the second cohort of our Phase 1/2 clinical trial, which followed the announcement of the first cohort in October 2022. In the second cohort of 11 patients who were administered INO-3107 via an exploratory side port injection needle, 10 of the 11 patients (91%) saw a reduction in surgical interventions in the year following initial treatment, with the measurement beginning on Day 0, the start of trial therapy. Of these 10 patients, four did not require surgery. There was a statistically significant median decrease of three surgical interventions when comparing the year following treatment to the year prior to treatment. INO-3107 was well-tolerated and immunogenic among patients in the second cohort. The safety and efficacy results for the second cohort were consistent with results announced for the first cohort in October 2022.

In the fourth quarter of 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission.
In addition to our development efforts with INO-3107, we are actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia and oropharyngeal squamous cell carcinoma, or OPSCC; glioblastoma multiforme, or GBM, a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in August 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
All of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any material revenues unless and until we obtain marketing approval for and successfully commercialize INO-3107 and our other product candidates. We earn revenue from license fees and milestone revenue and collaborative research and development agreements and contracts. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
As of December 31, 2023, we had an accumulated deficit of $1.6 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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
Research and Development Expenses - Clinical Trial Accruals

Our activities have largely consisted of research and development efforts related to developing proprietary device technologies, DNA medicine candidates and dMABs. For clinical trial expenses, judgments used in estimating accruals rely on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 to the consolidated financial statements, included elsewhere in this report.

Results of Operations
The consolidated financial data for the years ended December 31, 2023, 2022 and 2021 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,			Increase/(Decrease) 2023 vs. 2022		Increase/(Decrease) 2022 vs. 2021
	2023	2022	2021	$	%	$	%

Revenue from collaborative arrangements and other contracts, including affiliated entity	$832,010	$10,262,268	$1,774,758	$(9,430,258)	(92)%	$8,487,510	478%
Operating expenses:
Research and development	86,676,563	187,650,503	249,240,324	(100,973,940)	(54)	(61,589,821)	(25)
General and administrative	47,582,104	90,185,285	53,752,353	(42,603,181)	(47)	36,432,932	68
Impairment of Goodwill	10,513,371	—	—	10,513,371	100	—	—
Total operating expenses	144,772,038	277,835,788	302,992,677	(133,063,750)	(48)	(25,156,889)	(8)
Loss from operations	(143,940,028)	(267,573,520)	(301,217,919)	123,633,492	46	33,644,399	11
Interest income	8,133,290	4,782,030	3,363,080	3,351,260	70	1,418,950	42
Interest expense	(1,222,789)	(1,253,952)	(1,936,447)	31,163	(2)	682,495	(35)
Gain (loss) on investment in affiliated entity	773,145	(1,899,654)	(553,570)	2,672,799	*	(1,346,084)	*
Net unrealized gain (loss) on available-for-sale equity securities	5,850,626	(7,846,172)	(3,222,838)	13,696,798	*	(4,623,334)	*
Other (expense) income, net	(4,711,596)	(3,861,584)	343,371	(850,012)	*	(4,204,955)	*
Net loss before share in net loss of Geneos	(135,117,352)	(277,652,852)	(303,224,323)	142,535,500	51	25,571,471	8
Share in net loss of Geneos	—	(2,165,213)	(434,387)	2,165,213	*	(1,730,826)	*
Net loss	$(135,117,352)	$(279,818,065)	$(303,658,710)	$144,700,713	(52)%	$23,840,645	(8)%

*Not meaningful

Comparison of Years Ended December 31, 2023 and 2022
Revenue
Revenue was primarily derived under collaborative arrangements and other contracts, including arrangements with affiliated entities, for the years ended December 31, 2023 and 2022. The $9.4 million decrease in revenue was primarily due to no revenue from our Procurement Contract with the DoD as all performance obligations were satisfied during 2022.
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
The following tables summarize our research and development expense by product candidate for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
INO-4800 and other Covid-19	$8,869	$93,464	$(84,595)	(91)%
VGX-3100	4,748	15,989	(11,241)	(70)
INO-3107	17,841	8,133	9,708	119
INO-5401 and other Immuno-oncology	8,372	2,775	5,597	202
Other research and development programs (a)	8,472	6,227	2,245	36
Engineering and device-related	8,863	25,187	(16,324)	(65)
Stock-based compensation	4,606	9,059	(4,453)	(49)
Other unallocated expenses (b)	24,906	26,817	(1,911)	(7)
Research and development expense	$86,677	$187,651	$(100,974)	(54)%

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.
(b) Includes impairment of intangible assets of $2.0 million recorded in the second quarter of 2023.
The $101.0 million overall decrease in research and development expenses year over year was primarily the result of:
•$61.4 million in lower drug manufacturing, clinical study expenses, outside services and expensed inventory related to INO-4800 after we discontinued this program in the fourth quarter of 2022;
•$17.9 million in lower drug manufacturing and clinical study expenses related to other COVID-19 studies that ceased after we discontinued development of INO-4800;
•$15.0 million in lower employee and consultant compensation, including stock-based compensation, primarily due to reductions in headcount in 2023;
•$9.4 million in lower expensed inventory and outside services related to our CELLECTRA 3PSP device and array automation project;
•$8.4 million in lower immunology, clinical study expenses and outside services related to VGX-3100 as we discontinued development of this product candidate in the third quarter of 2023; and
•$4.4 million in lower drug manufacturing related to the sub-grant through Wistar for COVID-19 dMAbs
These decreases were partially offset by:
•$17.7 million of lower contra-research and development expense recorded from grant agreements; and
•$5.8 million of higher other drug manufacturing costs.
Contributions received from current grant agreements and recorded as contra-research and development expense were $6.8 million and $24.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease year over year was primarily due to decreases of $7.7 million earned under the sub-grant through Wistar primarily for DARPA COVID-19 dMAb, $6.1 million from the DoD 3PSP device development grant and $5.0 million earned under the CEPI Lassa and MERS grants. These decreases were offset by an increase of $2.4 million in reimbursements from Advaccine.
General and Administrative Expenses
General and administrative expenses, which include business development expenses, the amortization of intangible assets and patent expenses, were $47.6 million for the year ended December 31, 2023 as compared to $90.2 million in 2022. The $42.6 overall decrease year over year was primarily the result of:

•$14.0 million in net expense related to the class action securities litigation settlement, which was accrued in 2022 but paid in 2023;
•$11.3 million in lower legal expenses, primarily the result of the conclusion of litigation in 2023;
•$6.9 million in one-time severance expenses related to the separation of our former President and Chief Executive Officer in 2022, including $4.2 million of stock-based compensation expense related to equity award modifications, that did not recur in 2023;
•$5.9 million in lower employee compensation, including employee and consultant stock-based compensation, as a result of headcount reductions in 2023;
•$1.9 million in lower insurance expenses; and
•$1.4 million in lower other outside services related to our discontinued INO-4800 and VGX-3100 programs.
Impairment of goodwill
In September 2023, we concluded that our goodwill was impaired due to a sustained decline in our stock price and related market capitalization, and a general decline in equity values in the biotechnology industry. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $10.5 million during the three months ended September 30, 2023. For more information, see Note 8 – Goodwill and Intangible Assets to the consolidated financial statements included in this report.
Stock-based compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2023 and 2022 was $10.4 million and $22.2 million, of which $4.5 million and $8.8 million was included in research and development expenses and $5.9 million and $13.4 million was included in general and administrative expenses, respectively.
Interest Income
The $3.4 million increase in interest income for the year ended December 31, 2023 as compared to 2022 was primarily due to higher interest rates earned on our cash balance.
Interest Expense
There was a $31,000 decrease in interest expense for the year ended December 31, 2023 as compared to 2022. We expect interest expense to decrease materially in 2024 due to the maturity and repayment in full of our convertible senior notes on March 1, 2024.
Gain (Loss) on Investment in Affiliated Entity
The gain (loss) on investment in affiliated entity resulted from the change in the fair market value of our investment in PLS of $773,000 and $(1.9) million for the years ended December 31, 2023 and 2022, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the consolidated statements of operations.
Net Unrealized Gain (Loss) on Available-for-Sale Equity Securities
The net unrealized gain (loss) on available-for-sale equity securities for the years ended December 31, 2023 and 2022 was $5.9 million and $(7.8) million, respectively, which resulted from a change in the fair market value of the investments.
Other (Expense) Income , net.
Other (expense) income, net, for the years ended December 31, 2023 and 2022 was $(4.7) million and $(3.9) million, respectively, related primarily to the realized loss on short-term investments sold during the periods.
Share in Net Loss of Geneos
The share in net loss of Geneos represents our share of Geneos' losses during 2022. As described in Note 15 to the consolidated financial statements in this report, we reduced the carrying value of our investment in Geneos to zero in March 2022 and will not record our share of further net losses of Geneos as we have no obligation to fund its operations.
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2023, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $1,013.3 million, $251.4 million and $102.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $41.6 million and $6.1 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2023.

Comparison of Years Ended December 31, 2022 and 2021
For a comparison of the years ended December 31, 2022 and 2021, you may refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Liquidity and Capital Resources
Our primary uses of cash are to finance research and development activities, including clinical trial activities for the advancement of our DNA medicine candidates. We have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of December 31, 2023, we had cash and short-term investments of $145.3 million and working capital of $110.5 million, as compared to $253.0 million and $218.4 million as of December 31, 2022, respectively.
Cash Flows
Operating Activities
Net cash used in operating activities was $124.4 million and $216.2 million for the years ended December 31, 2023 and 2022, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $87.4 million and $109.6 million for the years ended December 31, 2023 and 2022, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $5.0 million and $81.8 million for the years ended December 31, 2023 and 2022, respectively. The variance was primarily due to net proceeds of $5.5 million from the sale of common stock under the Sales Agreement (defined below) in 2023 compared to net proceeds of $83.0 million received during 2022.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
Subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the common stock by any method permitted by law deemed to be an “at the market" offering. The Sales Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through the Sales Agents under the Sales Agreement, and we have provided the Sales Agents with certain indemnification rights. During the year ended December 31, 2023, we sold 875,305 shares of our common stock under the Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. During the year ended December 31, 2022, we sold 2,870,478 shares of common stock under the Sales Agreement for aggregate net proceeds of $83.0 million. From January 1, 2024 through the date of this report, we sold an additional 543,620 shares of common stock under the Sales Agreement for net proceeds of $5.2 million.
During the year ended December 31, 2023, no stock options were exercised and tax payments of $467,000 were made related to the net share settlement of RSU awards. During the year ended December 31, 2022, stock options to purchase 9,891 shares of common stock were exercised for aggregate net proceeds of $283,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $1.4 million. During the year ended December 31, 2021, stock options to purchase 109,188 shares of common stock were exercised for aggregate net proceeds of $6.7 million, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $4.6 million.
During the three months ended March 31, 2023, we issued 760,083 shares of common stock pursuant to a securities class action settlement, as described in Note 11 to our consolidated financial statements included in this report.
Funding Requirements

As of December 31, 2023, we had an accumulated deficit of $1.6 billion and we expect to continue to operate at a loss in the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including amounts that we may be able to obtain through sales of common stock under the Sales Agreement, will not be sufficient to complete the clinical development of any of our product candidates, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of any product candidates that receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
During 2023, we undertook actions to decrease our expenses, including multiple headcount reductions. Taking into account these actions, as well as the changes to our clinical development plan for INO-3107 as a result of FDA feedback, we expect our cash runway to extend into the second quarter of 2025, without giving effect to any further capital raising activities.
Contractual Obligations
As of December 31, 2023, future minimum payments due under our contractual obligations are set forth in the table below. We expect to be able to satisfy these obligations, both in the short-term and in the longer-term, with cash on hand.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible senior notes (1)	$16,948,000	$16,948,000	$—	$—	$—
Operating lease obligations (2)	$17,665,000	$3,247,000	$7,021,000	$5,265,000	$2,132,000
Manufacturing commitments (3)	$4,489,000	$4,489,000	$—	$—	$—

(1) On March 1, 2024 these Convertible Senior Notes matured and we satisfied the obligation in full from existing cash. See Note 9, Convertible Debt, to the consolidated financial statements in this report for additional information.
(2) We have entered into operating leases for our facilities, which expire from 2024 to 2029, and operating leases for office equipment, which expire in 2024. We have four active subleases for portions of our Plymouth Meeting corporate headquarters facility with periods through March 31, 2025, two through December 31, 2026 and the other month-to-month. As of December 31, 2023, we expect to receive aggregate future minimum lease payments totaling $1.3 million (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
(3) Purchase obligations from supply agreements with contract manufacturers.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and into the year ended December 31, 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first half of 2022, which contributed to the unrealized loss of $3.9 million in the market value of our investment portfolio as of December 31, 2023.
The interest rate on our indebtedness at December 31, 2023 was fixed and not subject to fluctuations in interest rates. As of March 1, 2024, we have no indebtedness.
Foreign Currency Risk

We operate primarily in the United States and most transactions during the year ended December 31, 2023 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2023 at the reasonable assurance level.
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
As of December 31, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Trading Plans
During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Severance Plan and Participation Agreements
On March 4, 2024, our board of directors approved and adopted the Company’s Severance Plan and Summary Plan Description (the “Plan”), which provides severance benefits to certain eligible of our executives (the “Covered Executives”) who become participants in the Plan in the event of termination of a Covered Executive’s employment with us other than for Cause (as defined in the Plan), or as a result of such Covered Executive’s resignation for Good Reason (as defined in the Plan) (any such termination, a “Covered Termination”).
Our Chief Executive Officer, Jacqueline Shea; our Chief Scientific Officer, Laurent Humeau; and our Chief Medical Officer, Michael Sumner, are participants in the Plan and have entered into Participation Agreements. The terms of the Plan described below will generally supersede any severance and change in control benefits set forth in any pre-existing employment agreement that those officers have with us. Our Chief Financial Officer, Peter Kies, is not a participant in the Plan, and the terms of his existing employment agreement will continue to apply.
Under the terms of the Plan, in the event of a Covered Termination, a Covered Executive will be eligible to receive as severance: (a) base salary continuation for the applicable number of months set forth in the Covered Executive’s Participation Agreement (18 months for Dr. Shea and 12 months for Drs. Humeau and Sumner), paid in equal installments on our regular payroll schedule (the “Severance Period”); and (b) Company-paid COBRA premiums for the Covered Executive’s continued coverage under our benefit plans, subject to timely COBRA election, for the number of months set forth in the Covered Executive’s Participation Agreement (or until the Covered Executive secures employment with similar benefits).
In the event such Covered Termination occurs within one (1) year after a Change in Control (as defined in our 2023 Omnibus Incentive Plan), the Covered Executive will be eligible for the following Change in Control severance benefits: (a) base salary continuation for the applicable number of months set forth in the Covered Executive’s Participation Agreement (24 months for Dr. Shea and 18 months for Drs. Humeau and Sumner), paid in equal installments on the Company’s regular payroll schedule; (b) an amount equal to the target annual bonus for the year of such Covered Termination multiplied by the applicable bonus multiple set forth in the Covered Executive’s Participation Agreement (two times for Dr. Shea and 1.5 times for Drs. Humeau and Sumner); (c) each of the Covered Executive’s then-outstanding equity awards, other than performance awards, subject to time-based vesting shall accelerate and become vested and exercisable as to the percentage of the unvested shares subject to the equity award set forth in the Covered Executive’s Participation Agreement (100% for each of Drs. Shea, Humeau and Sumner); and (d) Company-paid COBRA premiums for the Covered Executive’s continued coverage under the Company benefit plans, subject to timely COBRA election, for the number of months set forth in the Covered Executive’s Participation Agreement (24 months for Dr. Shea and 18 months for Drs. Humeau and Sumner) (or until the Covered Executive secures employment with similar benefits).
In the event of the termination of a Covered Executive’s employment due to Disability (as defined in the Plan), such Covered Executive will be eligible to receive: (a) base salary continuation for the applicable number of months set forth in the Covered Executive’s Participation Agreement (18 months for Dr. Shea and 12 months for Drs. Humeau and Sumner), paid in equal installments on the Company’s regular payroll schedule; (b) Company-paid COBRA premiums for the Covered Executive’s continued coverage under the Company benefit plans, subject to timely COBRA election, for the number of months set forth in the Covered Executive’s Participation Agreement (18 months for Dr. Shea and 12 months for Drs. Humeau and Sumner) (or until Covered Executive secures employment with similar benefits); and (c) such Covered Executive’s then-outstanding equity awards, other than performance awards, subject to time-based vesting shall continue to vest on the original vesting dates and any performance awards held by the Covered Executive shall remain outstanding and eligible to vest based on actual performance through the end of the applicable performance period.
In the event of termination of Covered Executive’s employment due to death, such Covered Executive’s then-outstanding equity awards, other than performance awards, subject to time-based vesting shall accelerate and become vested and exercisable as to the percentage of the unvested shares subject to the equity award set forth in the Covered Executive’s Participation Agreement and any performance awards held by the Covered Executive shall remain outstanding and eligible to vest based on the Company’s actual performance through the end of the applicable performance period.
As a condition to any Covered Executive receiving any severance benefits under the Plan, such Covered Executive must sign, and allow to become effective, a separation agreement containing among other provisions, a release of all claims in favor of us and our subsidiaries and affiliates (the “Release”) and the Covered Executive’s continued compliance with any proprietary information and inventions agreement, and any restrictive covenant agreement between the Covered Executive and us. The benefits provided under the Plan will generally supersede any other change in control, severance benefit plan, or agreement between us and a Covered Executive. Any prior acceleration rights set forth in existing awards between the Covered Executive and us will not be impacted by participating in the Plan.
The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as an exhibit to this Annual Report, and the individual Participation Agreements. The Participation Agreements for Drs. Shea, Humeau and Sumner are also filed as exhibits to this Annual Report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year, under the captions “Election of Directors” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year, under the captions “Executive Compensation” and “Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year, under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
Consolidated financial statements required to be filed hereunder begin on Page F-1 in this report.
2.Financial Statement Schedules
Schedules not listed herein have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.
3.Exhibits
The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document

3.1	Certificate of Incorporation with all amendments prior to December 31, 2023 (incorporated by reference to Exhibit 3.1 of the registrant’s Form S-3 registration statement, filed on July 23, 2014).

3.2
Certificate of Amendment to Certificate of Incorporation, effective as of January 24, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on January 25, 2024).

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

10.11
First Amendment to the Amended and Restated License and Collaboration Agreement, dated June 14, 2023, by and between Inovio Pharmaceuticals, Inc. and Beijing Apollo Saturn Biological Technology Limited (filed herewith).

10.12
Office Lease Agreement dated October 10, 2016 by and between 6759 Mesa Ridge Road Holdings, LLC and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 as filed with the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2016 filed on November 9, 2016).

10.13
Sublease dated June 21, 2017 between Accolade, Inc. and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 as filed with the registrant's Form 10-Q quarterly report for the quarter ended June 30, 2017 filed on August 8, 2017).

10.14+
Employment Agreement dated as of December 27, 2010 between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K report for the year ended December 31, 2010 filed on March 16, 2011).

10.15+
First Amendment to Employment Agreement dated as of December 31, 2012 between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.42 of the registrant’s Form 10-K annual report for the year ended December 31, 2012 filed on March 18, 2013).

10.16+
Second Amendment to Employment Agreement dated November 7, 2014 by and between Inovio Pharmaceuticals, Inc. and Peter Kies (incorporated by reference to Exhibit 10.2 of the registrant's Form 10-Q quarterly report for the quarter ended September 30, 2014 filed on November 10, 2014).

10.17+	Inovio Pharmaceuticals, Inc. Severance Plan and Summary Plan Description (filed herewith).

10.18+	Participation Agreement under Severance Plan for Jacqueline Shea (filed herewith).

10.19+	Participation Agreement under Severance Plan for Laurent Humeau (filed herewith).

10.20+	Participation Agreement under Severance Plan for Michael Sumner (filed herewith).

10.21+
Form of Indemnification Agreement for Directors and Officers of Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q quarterly report for the quarterly period ended June 30, 2009, filed on August 19, 2009).

10.22+
Amended and Restated 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K report for the year ended December 31, 2015 filed on March 14, 2016).

10.23+
Form of Incentive and Non-Qualified Stock Option Grants under the 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on May 14, 2007).

10.24+	Inovio Pharmaceuticals, Inc. 2016 Omnibus Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on May 10, 2019).

10.25+
Form of Incentive Stock Option Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.26+
Form of Nonqualified Stock Option Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.27+
Form of Restricted Stock Unit Award Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.54 as filed with the registrant's Form 10-K annual report for the year ended December 31, 2016 filed on March 15, 2017.)

10.28+	Inovio Pharmaceuticals, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.29+	Form of Option Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.30+	Form of RSU Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.3 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.31+	Inovio Pharmaceuticals, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 18, 2023).

10.32+	Form of Option Grant Package under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 9, 2023).

10.33+	Form of RSU Grant Package under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 9, 2023).

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Incentive Compensation Recoupment Policy, adopted on November 14, 2023 (filed herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Designates management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions omitted from this exhibit (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2024.

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

Signature	Title	Date

/s/ JACQUELINE E. SHEA	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024
Jacqueline E. Shea

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 6, 2024
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 6, 2024
Peter Kies

/s/ ROGER D. DANSEY	Director	March 6, 2024
Roger D. Dansey

/s/ ANN C. MILLER	Director	March 6, 2024
Ann C. Miller

/s/ JAY SHEPARD	Director	March 6, 2024
Jay Shepard

/s/ DAVID B. WEINER	Director	March 6, 2024
David B. Weiner

/s/ WENDY L. YARNO	Director	March 6, 2024
Wendy L. Yarno

/s/ LOTA S. ZOTH	Director	March 6, 2024
Lota S. Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Clinical Trial Expenses
Description of the Matter
During 2023, the Company incurred $86.7 million for research and development expenses and as of December 31, 2023 accrued $2.4 million for clinical study costs. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon actual work completed in accordance with signed agreements.

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

San Diego, California
March 6, 2024

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$14,310,862	$46,329,359
Short-term investments	130,982,913	206,669,397
Accounts receivable	—	1,701,726
Accounts receivable from affiliated entities	2,405,228	10,036,490
Prepaid expenses and other current assets	5,393,665	50,130,481
Prepaid expenses and other current assets from affiliated entities	20,432	375,227
Total current assets	153,113,100	315,242,680
Fixed assets, net	4,960,986	7,727,997
Investments in affiliated entity	2,780,287	2,007,142
Intangible assets, net	—	2,129,861
Goodwill	—	10,513,371
Operating lease right-of-use assets	9,491,735	10,228,207
Other assets	605,315	684,044
Total assets	$170,951,423	$348,533,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,847,744	$79,686,885
Accounts payable and accrued expenses due to affiliated entities	1,070,519	1,220,439
Accrued clinical trial expenses	2,365,382	10,594,073
Operating lease liability	2,406,522	2,803,973
Grant funding liability	87,489	2,475,031
Grant funding liability from affiliated entities	21,918	87,673
Convertible senior notes	16,770,654	—
Total current liabilities	42,570,228	96,868,074
Convertible senior notes	—	16,614,840
Operating lease liability, net of current portion	11,032,066	12,655,586
Deferred tax liabilities	—	32,046
Total liabilities	53,602,294	126,170,546
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 9 at December 31, 2023 and 2022	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2023 and 2022, issued and outstanding: 22,793,075 at December 31, 2023 and 21,090,938 at December 31, 2022 (1)	22,792	21,090
Additional paid-in capital	1,740,954,074	1,710,888,191
Accumulated deficit	(1,622,965,136)	(1,487,847,784)
Accumulated other comprehensive loss	(662,601)	(698,741)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	117,349,129	222,362,756
Total liabilities and stockholders’ equity	$170,951,423	$348,533,302
(1) The Company effected a reverse stock split of its outstanding shares of common stock on January 24, 2024 where every twelve shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were paid in cash. Shareholders of the Company authorized the Board of Directors to approve the reverse stock split at a special meeting of stockholders held on January 12, 2024. Outstanding share amounts have been restated to reflect the reverse stock split on a retroactive basis for all periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2023	2022	2021

Revenue from collaborative arrangements and other contracts, including affiliated entity	$832,010	$10,262,268	$1,774,758
Operating expenses:
Research and development	86,676,563	187,650,503	249,240,324
General and administrative	47,582,104	90,185,285	53,752,353
Impairment of goodwill	10,513,371	—	—
Total operating expenses	144,772,038	277,835,788	302,992,677
Loss from operations	(143,940,028)	(267,573,520)	(301,217,919)
Other income (expense):
Interest income	8,133,290	4,782,030	3,363,080
Interest expense	(1,222,789)	(1,253,952)	(1,936,447)
Gain (loss) on investment in affiliated entity	773,145	(1,899,654)	(553,570)
Net unrealized gain (loss) on available-for-sale equity securities	5,850,626	(7,846,172)	(3,222,838)
Other (expense) income, net	(4,711,596)	(3,861,584)	343,371
Net loss before share in net loss of Geneos	(135,117,352)	(277,652,852)	(303,224,323)
Share in net loss of Geneos	—	(2,165,213)	(434,387)
Net loss	$(135,117,352)	$(279,818,065)	$(303,658,710)
Net loss per share
Basic and diluted (1)	$(6.09)	$(14.07)	$(17.45)
Weighted average number of common shares outstanding
Basic and diluted (1)	22,173,662	19,885,182	17,402,483

(1) Share and per share amounts have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2023	2022	2021
Net loss	$(135,117,352)	$(279,818,065)	$(303,658,710)
Other comprehensive loss:
Foreign currency translation	(3,920)	(25,556)	(30,134)
Unrealized (loss) gain on short-term investments, net of tax	40,060	(390,949)	4,048
Comprehensive loss	$(135,081,212)	$(280,234,570)	$(303,684,796)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock (1)		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2020	9	—	15,570,957	$15,571	$1,367,578,149	$(906,196,812)	$(256,150)	$461,140,758
Issuance of common stock for cash, net of financing costs	—	—	2,275,861	2,276	209,439,134	—	—	209,441,410
Conversion of December 2019 Bonds to common stock	—	—	84,120	84	4,377,808	—	—	4,377,892
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	184,299	184	2,057,209	—	—	2,057,393
Stock-based compensation	—	—	—	—	26,336,764	—	—	26,336,764
Net loss	—	—	—	—	—	(303,658,710)	—	(303,658,710)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	4,048	4,048
Foreign currency translation	—	—	—	—	—	—	(30,134)	(30,134)
Balance at December 31, 2021	9	—	18,115,237	$18,115	$1,609,789,064	$(1,209,855,522)	$(282,236)	$399,669,421
Cumulative adjustment from adoption of ASU 2020-06	—	—	—	—	(3,294,019)	1,825,803	—	(1,468,216)
Issuance of common stock for cash, net of financing costs	—	—	2,870,478	2,870	82,952,441	—	—	82,955,311
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	105,223	105	(1,114,714)	—	—	(1,114,609)
Stock-based compensation	—	—	—	—	22,555,419	—	—	22,555,419
Net loss	—	—	—	—	—	(279,818,065)	—	(279,818,065)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(390,949)	(390,949)
Foreign currency translation	—	—	—	—	—	—	(25,556)	(25,556)
Balance at December 31, 2022	9	$—	21,090,938	$21,090	$1,710,888,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	760,083	760	13,999,240	—	—	14,000,000
Issuance of common stock for cash, net of financing costs	—	—	875,305	875	5,460,870			5,461,745
Vesting of RSUs, net of tax payments	—	—	66,749	67	(466,713)	—	—	(466,646)
Stock-based compensation	—	—	—	—	11,072,486	—	—	11,072,486
Net loss	—	—	—	—	—	(135,117,352)	—	(135,117,352)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	40,060	40,060
Foreign currency translation	—	—	—	—	—	—	(3,920)	(3,920)
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(135,117,352)	$(279,818,065)	$(303,658,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,621,649	3,656,713	3,040,096
Amortization of intangible assets	145,417	496,494	520,415
Amortization of operating lease right-of-use assets	736,472	1,342,819	1,170,270
Impairment of goodwill	10,513,371	—	—
Impairment of intangible assets	1,984,444	—	—
Deferred taxes	(32,046)	—	—
Non-cash stock-based compensation	11,072,486	22,555,419	26,336,764
Non-cash interest on senior convertible notes	155,814	186,977	858,644
Amortization of (discounts) premiums on investments	(4,686,144)	(1,320,546)	1,633,286
Realized loss on sales of short-term investments	4,805,804	4,029,961	5,397
Gain on remeasurement of investment in Geneos	—	(165,215)	—
Net loss on disposal of fixed assets	317,997	1,074,830	—
(Gain) loss on equity investment in affiliated entity	(773,145)	1,899,654	553,570
Share of net loss in Geneos	—	2,165,213	434,387
Net unrealized (gain) loss on available-for-sale equity securities	(5,850,626)	7,846,172	3,222,838
Unrealized transaction (gain) loss on foreign-currency denominated debt	—	—	(176,927)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	9,332,988	(3,706,172)	11,031,705
Prepaid expenses and other current assets, including from affiliated entities	39,020,611	(5,336,525)	(6,343,632)
Other assets	78,729	741,750	24,531,654
Accounts payable and accrued expenses, including due to affiliated entities	(45,989,061)	32,606,581	26,140,970
Accrued clinical trial expenses	(8,228,691)	267,807	375,921
Deferred revenue, including from affiliated entity	—	(85,989)	(39,853)
Operating lease right-of-use assets and liabilities, net	(2,020,971)	(2,603,956)	(2,329,394)
Grant funding liability, including from affiliated entity	(2,453,297)	(2,034,517)	(2,973,089)
Other liabilities	—	(14,826)	(42,837)
Net cash used in operating activities	(124,365,551)	(216,215,421)	(215,708,525)
Cash flows from investing activities:
Purchases of investments	(203,475,052)	(248,528,843)	(348,953,236)
Proceeds from sale or maturity of investments	284,932,562	361,083,850	174,839,758
Purchases of capital assets	(320,898)	(969,153)	(1,231,006)
Proceeds from sale of capital assets	6,219,263	—	—
Investment in Geneos	—	(1,999,998)	—
Net cash provided by (used in) investing activities	87,355,875	109,585,856	(175,344,484)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5,461,745	82,955,311	209,441,410
Proceeds from stock option exercises	—	283,022	6,668,741
Taxes paid related to net share settlement of equity awards	(466,646)	(1,397,631)	(4,611,348)
Net cash provided by financing activities	4,995,099	81,840,702	211,498,803
Effect of exchange rate changes on cash and cash equivalents	(3,920)	(25,556)	(30,134)
Decrease in cash and cash equivalents	(32,018,497)	(24,814,419)	(179,584,340)
Cash and cash equivalents, beginning of period	46,329,359	71,143,778	250,728,118
Cash and cash equivalents, end of period	$14,310,862	$46,329,359	$71,143,778

Supplemental disclosure:
Amounts accrued for purchases of fixed assets	$—	$108,181	$204,815
Interest paid	$1,066,975	$1,066,975	$1,077,803
Change in prepaid expenses and other current assets related to fixed assets	$—	$6,071,000	$7,709,337
Issuance of common stock as part of litigation settlement	$14,000,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”) is a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with human papillomavirus (HPV), cancer, and infectious diseases. INOVIO's platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
INOVIO uses proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. The Company's proprietary investigational CELLECTRA® delivery devices help its DNA medicines enter the body’s cells for optimal effect.
INOVIO's lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis (RRP), a rare and debilitating disease of the respiratory tract caused by HPV infection. In its completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment.
In addition to its development efforts with INO-3107, INOVIO is actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia and oropharyngeal squamous cell carcinoma (OPSCC); glioblastoma multiforme (GBM), a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. The Company was previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions (HSIL) but announced in August 2023 that it was ceasing development for this indication in the United States. However, its collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
The Company's partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, The Bill & Melinda Gates Foundation (Gates), Coalition for Epidemic Preparedness Innovations (CEPI), Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), The U.S. Department of Defense (DoD), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter-Helm BioLogics, Thermo Fisher Scientific, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
INOVIO was incorporated in Delaware in 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.
2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity
The Company incurred a net loss of $135.1 million for the year ended December 31, 2023. The Company had working capital of $110.5 million and an accumulated deficit of $1.6 billion as of December 31, 2023. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $145.3 million as of December 31, 2023 are sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings, including under At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $5.5 million, $83.0 million and $47.7 million from equity offerings under Sales Agreements during the years ending December 31, 2023, 2022 and 2021, respectively, and $162.1 million from a January 2021 underwritten public offering of common stock. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
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
Reverse Stock Split
On January 24, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, as previously amended, to effect a 1-for-12 reverse stock split of our common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 12 issued and outstanding shares of the Company's common stock were automatically combined into one issued and outstanding share of common stock. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on January 25, 2024. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from "Additional paid-in capital" to "Common stock" on the balance sheet and statement of changes in stockholders’ equity. Any fractional post-split shares as a result of the reverse stock split were eliminated by the payment of cash for the value of such fractional share. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares underlying, and the exercise or conversion prices of, the Company's outstanding stock options and outstanding shares of Series C Cumulative Convertible Preferred Stock and to the number of shares of common stock issuable under the Company's equity incentive plans. The reverse stock split did not change the par value of the Company's common stock or the authorized number of shares of the Company's common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis for all periods presented.
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
The Company’s financial instruments include cash equivalents, short-term investments, investments in affiliated entity, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and convertible senior notes. The carrying amounts of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Short-term investments are recorded at fair value on a recurring basis, based on current market valuations. The Company carries convertible senior notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of such convertible notes for disclosure purposes only.
Cash and Cash Equivalents

Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain mutual funds and U.S. treasury securities at December 31, 2023 and 2022.
Short-term Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds, U.S. treasury securities, certificates of deposit, U.S. agency mortgage-backed securities and an equity investment in the Company’s affiliated entity, PLS, at December 31, 2023 and 2022.
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
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. There was no allowance for doubtful accounts for potential credit losses as of December 31, 2023 and 2022.
Fixed Assets
Fixed assets include property and equipment and leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.
The Company evaluates the carrying value of long-lived assets, which includes fixed assets and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. No impairment losses have been recognized related to long-lived assets for the year ended December 31, 2023 and 2022.
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable.
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
During 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price. This sustained decrease was considered to represent a triggering event requiring management to perform a quantitative goodwill impairment test as of September 30, 2023. The Company first tested its long-lived assets for impairment. The Company determined that all of its long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, represented one asset group for purposes of its long-lived asset impairment assessment. The Company concluded that the long-lived assets were not impaired, as their carrying values were not in excess of their fair value. Next, the Company determined that the fair value of its reporting unit was less than its carrying value and the Company recorded a loss on impairment of goodwill of $10.5 million.

During 2023, the Company also recorded an impairment charge of $2.0 million to research and development expense for the remaining book value of intangible assets acquired in 2016 from Bioject Medical Technologies, as the Company had no plans to further develop or utilize this technology.
Refer to Note 8 for further information regarding Goodwill and Intangible Assets.
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
Valuation allowances against the Company’s deferred tax assets were $327.5 million and $299.1 million at December 31, 2023 and 2022, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
Grants
The Company accounts for various grant agreements under the contributions guidance under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. All contributions received from current grant agreements are recorded as a contra-research and development expense as opposed to revenue on the consolidated statement of operations.
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

Research and Development Expenses - Clinical Trial Accruals
The Company's activities have largely consisted of research and development efforts related to developing its proprietary device technology and DNA medicine candidates. For clinical trial expenses, judgements used in estimating accruals rely on estimates of total costs incurred based on participant enrollment, completion of studies and other events. Accrued clinical trial costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company's results of operations.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the outstanding Notes issued by the Company (discussed in Note 9) has been considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the years ended December 31, 2023, 2022 and 2021, basic and diluted net loss per share are the same, as the assumed exercise or settlement of stock options, RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	1,128,864	1,018,095	874,082
Service-based restricted stock units	274,794	212,964	204,005
Performance-based restricted stock units	—	9,328	55,279
Convertible preferred stock	275	275	275
Convertible notes	254,165	254,165	254,165
Total	1,658,098	1,494,827	1,387,806

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

The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.05%	2.05%	0.91%
Expected volatility	100%	94%	93%
Expected life in years	5.5	5.7	6
Dividend yield	—	—	—

The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.90%	1.96%	1.45%
Expected volatility	89%	87%	87%
Expected life in years	10	10	10
Dividend yield	—	—	—

Recent Accounting Pronouncements
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2023-07. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. Revenue Recognition and Concentration of Credit Risk
During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue from various license and other agreements. The following table indicates the percentage of total revenues in excess of 10% with any single customer:

Customer	2023 Revenue	% of Total Revenue	2022 Revenue	% of Total Revenue	2021 Revenue	% of Total Revenue
ApolloBio Corporation	$245,056	29%	$—	—%	$—	—%
Plumbline Life Sciences, Inc. (affiliated entity)	—	—	33,596	—	245,310	14
U.S. Department of Defense	—	—	9,591,778	94	754,853	43
All other, including affiliated entities	586,954	71	636,894	6	774,595	43
Total revenue	$832,010	100%	$10,262,268	100%	$1,774,758	100%

No revenue recognized during the year ended December 31, 2023 was in deferred revenue as of December 31, 2022. During the year ended December 31, 2022, the Company recognized revenue of $14,000 that was included in deferred revenue at December 31, 2021. Performance obligations are generally satisfied within 12 months of the initial contract date.
As of December 31, 2023, the Company had no accounts receivable balance. As of December 31, 2022, all of the Company's accounts receivable was attributable to the CEPI MERS grant. There is minimal credit risk with the Company's customers based upon the short-term nature of the accounts receivable, collection history, their size and financial condition. Accordingly, the Company does not record an allowance for potential credit losses against its accounts receivable.

4. Collaborative Agreements
Advaccine Biopharmaceuticals Suzhou Co., Ltd.
On December 31, 2020, the Company entered into a Collaboration and License Agreement with Advaccine Biopharmaceuticals Suzhou Co., Ltd. (“Advaccine”), which was amended and restated on June 7, 2021 (as amended and restated, the “Advaccine Agreement”). Under the terms of the Advaccine Agreement, the Company granted to Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”) and 33 additional countries in Asia. The June 2021 amendment related to a collaboration between the Company and Advaccine to jointly conduct a global Phase 3 segment of the Company’s clinical trial of INO-4800 that was planned. The parties were jointly participating in the trial and were to equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. Advaccine agreed to be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. In the fourth quarter of 2022, the Company discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. Advaccine continues to develop INO-4800 with its own resources under the terms of the Advaccine Agreement.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research and development expense on the consolidated statement of operations once earned and collectibility was assured. During the years ended December 31, 2023, 2022 and 2021, the Company received funding of $3.6 million, $1.2 million and $4.5 million, respectively, from Advaccine that was recorded as contra-research and development expense.
ApolloBio Corporation
On December 29, 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), which was amended on June 14, 2023. Under the terms of the ApolloBio Agreement, the Company granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories.
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
During the year ended December 31, 2023, the Company received funding of $245,000 from the ApolloBio Agreement that was recorded as revenue. For the years ended December 31, 2022 and 2021, there were no significant reimbursable program costs under the ApolloBio Agreement.
Coalition for Epidemic Preparedness Innovations

The Company previously entered into agreements with CEPI, pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. In November 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI. During the years ended December 31, 2023, 2022 and 2021, the Company received funding of $1.8 million, $6.7 million and $10.0 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of December 31, 2023 and 2022, the Company had an accounts receivable balance of $0 and $1.7 million, respectively, on the consolidated balance sheet related to these CEPI grants. As of December 31, 2023, the Company had $2.2 million recorded as an accrued liability, and at December 31, 2022, had $0 recorded as deferred grant funding on the consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the years ended December 31, 2023, 2022 and 2021, the Company received funding of $330,000, $1.1 million and $6.9 million, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. As of December 31, 2023, the Company had $2.1 million recorded as an accrued liability, and at December 31, 2022, had $2.3 million recorded as deferred grant funding on the consolidated balance sheet related to the CEPI grants related to INO-4800.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $70,000, $233,000 and $182,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of December 31, 2023 and 2022, the Company had $87,000 and $153,000, respectively, recorded as deferred grant funding on the consolidated balance sheet related to the grant.
Department of Defense (DoD)
In June 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing the CELLECTRA® 3PSP device and associated arrays to be used for delivery of INO-4800 against COVID-19. The total amount of funding provided to the Company under the OTA Agreement was $54.5 million. The Company determined that the OTA Agreement should be considered under Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition, which is outside the scope of Topic 606, as the government agency granting the Company funds was not receiving reciprocal value for their contributions. The Company recorded contra-research and development expense on the consolidated statement of operations in the same period that the underlying expenses were incurred. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $0, $6.1 million and $27.1 million, respectively, as contra-research and development expense related to the OTA agreement.
Additionally, in June 2020, the Company was awarded a fixed-price contract (the “Procurement Contract”) from the DoD for the purchase of the Company’s intradermal CELLECTRA® 2000 device and accessories. The total purchase price under the Procurement Contract was $16.8 million. The Company determined that the Procurement Contract fell under the scope of ASC Topic 606 as the contract was with a customer and the Company was able to satisfy its obligations under the arrangement. Performance obligations under the Procurement Contract consisted of the delivery of a specified number of CELLECTRA® 2000 devices and accessories. The total transaction price was allocated to the individual performance obligations based on the determined standalone selling price for the devices and accessories. In 2021, the DoD announced that it would discontinue funding for the Phase 3 segment of the Company's clinical trials for INO-4800 and in January 2022, the total purchase price under the Procurement Contract was reduced to $10.7 million. During the year ended December 31, 2022, all performance obligations under the Procurement Contract were satisfied. During the years ended December 31, 2023, 2022 and 2021, the Company recorded revenue of $0, $9.6 million and $755,000, respectively, from the Procurement Contract.

5. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of December 31, 2023 and 2022:

		As of December 31, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$55,389,289	$—	$(3,522,888)	$51,866,401
U.S. treasury securities	Less than 1	75,164,782	24,938	—	75,189,720
Certificates of deposit	Less than 1	2,978,917	11,709	(300)	2,990,326
U.S. agency mortgage-backed securities	*	1,340,439	—	(403,973)	936,466
		$134,873,427	$36,647	$(3,927,161)	$130,982,913

		As of December 31, 2022
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$117,036,232	$—	$(9,373,514)	$107,662,718
U.S. treasury securities	Less than 1	95,001,209	7,567	(44,266)	94,964,510
Certificates of deposit	Less than 1	2,977,564	13,664	(320)	2,990,908
U.S. agency mortgage-backed securities	*	1,435,592	—	(384,331)	1,051,261
		$216,450,597	$21,231	$(9,802,431)	$206,669,397

*No single maturity date.

During the years ended December 31, 2023 and 2022, the Company recorded gross realized gain on investments of $1,000 and $21,000, respectively, and gross realized loss on investments of $4.8 million and $4.1 million, respectively. During the years ended December 31, 2023 and 2022, the Company recorded net unrealized gain (loss) on available-for-sale equity securities of $5.9 million and $(7.8) million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2023, the Company had 21 available-for-sale securities in a gross unrealized loss position, of which 20 with an aggregate total unrealized loss of $3.9 million were in such position for longer than 12 months.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of December 31, 2023 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at December 31, 2023, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$51,866,401	$51,866,401	$—	$—
U.S. treasury securities	75,189,720	75,189,720	—	—
Certificates of deposit	2,990,326	—	2,990,326	—
U.S. agency mortgage-backed securities	936,466	—	936,466	—
Total short-term investments	130,982,913	127,056,121	3,926,792	—

Investment in affiliated entity	2,780,287	2,780,287	—	—
Total assets measured at fair value	$133,763,200	$129,836,408	$3,926,792	$—

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2022:

	Fair Value Measurements at
	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$107,662,718	$107,662,718	$—	$—
U.S. treasury securities	94,964,510	94,964,510	—	—
Certificates of deposit	2,990,908	—	2,990,908	—
U.S. agency mortgage-backed securities	1,051,261	—	1,051,261	—
Total short-term investments	206,669,397	202,627,228	4,042,169	—

Investments in affiliated entity	2,007,142	2,007,142	—	—
Total assets measured at fair value	$208,676,539	$204,634,370	$4,042,169	$—

Level 1 assets at December 31, 2023 and 2022 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at December 31, 2023 and 2022 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

There were no Level 3 assets held as of December 31, 2023 or 2022.

6. Certain Balance Sheet Items
Prepaid and other current assets at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Insurance recovery (a)	$—	$30,000,000
Prepaid manufacturing expenses	1,486,638	1,401,028
Other prepaid expenses	3,907,027	18,729,453
	$5,393,665	$50,130,481
Accounts payable and accrued expenses at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Trade accounts payable	$3,577,826	$19,862,487
Accrued compensation	9,837,104	12,574,921
Accrued litigation settlement (a)	—	44,000,000
Other accrued expenses (b) (c)	6,432,814	3,249,477
	$19,847,744	$79,686,885

(a)In July 2022, the Company entered into a memorandum of understanding for the proposed settlement of class action securities litigation (see Note 11). The final judicial order for the settlement was issued in January 2023. The settlement consisted of $30.0 million in cash and $14.0 million in shares of the Company's common stock to settle all outstanding claims. As of December 31, 2022, the Company's insurance carriers had paid the cash component of the proposed settlement, which amounts were being held in escrow. The Company's insurance carriers paid $252,000 of other expenses on behalf of the Company, which amounts were offset against the insurers' cash commitment as part of the settlement. During the three months ended March 31, 2023, the cash component of the settlement was released from escrow and the Company issued 760,083 shares of common stock pursuant to the securities class action settlement.

(b) In March 2023, the Company entered into a stipulation of settlement for the proposed settlement of shareholder derivative litigation (see Note 11). In June 2023, the court preliminarily approved the proposed settlement. As part of the settlement, in July 2023, the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses. This amount was accrued within “Other accrued expenses” as of December 31, 2022. On October 12, 2023, the court entered an order and final judgment approving the Settlement, which was effective on November 13, 2023.

(c) December 31, 2023 balance includes $4.3 million liability for unused grant funding.

7. Fixed Assets

Fixed assets at December 31, 2023 and 2022 consisted of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2023
Leasehold improvements	$15,917,596	$(11,753,081)	$4,164,515
Research and development equipment	3,538,698	(3,078,165)	460,533
Office furniture and fixtures	2,827,476	(2,816,577)	10,899
Computer equipment and other	3,529,129	(3,204,090)	325,039
	$25,812,899	$(20,851,913)	$4,960,986
As of December 31, 2022
Leasehold improvements	$15,803,108	$(10,036,080)	$5,767,028
Research and development equipment	5,300,104	(4,295,217)	1,004,887
Office furniture and fixtures	2,827,476	(2,803,800)	23,676
Computer equipment and other	5,360,712	(4,428,306)	932,406
	$29,291,400	$(21,563,403)	$7,727,997

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $3.7 million and $3.0 million, respectively. The Company determined that the carrying value of its fixed assets was not impaired during the periods presented. During the year ended December 31, 2023, the Company sold fixed assets with no net book value for a gain of $148,000 and disposed of fixed assets with a net book value of $466,000. During the year ended December 31, 2022 the Company sold fixed assets with a net book value of $6.1 million and disposed of fixed assets with a net book value of $1.1 million.

8. Goodwill and Intangible Assets
During the three months ended September 30, 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, and a general decline in equity values in the biotechnology industry, the Company performed an impairment assessment of its goodwill and long-lived assets.
The Company operates as a single reporting unit based on its business and reporting structure. For goodwill, a quantitative impairment assessment was performed using a market approach, whereby the Company’s fair value of equity was compared to its carrying value. The fair value of equity was derived using both the market capitalization of the Company and an estimate of a reasonable range of values of a control premium applied to the Company’s implied business enterprise value. The control premium was estimated based upon control premiums observed in comparable market transactions. This represented a level 2 nonrecurring fair value measurement. Based on this analysis, the Company recognized a non-cash, pre-tax goodwill impairment charge of $10.5 million during the three months ended September 30, 2023. As a result, the goodwill was fully impaired as of September 30, 2023.
Before completing the goodwill impairment assessment, the Company first tested its long-lived assets for impairment. The Company held no indefinite-lived intangible assets as of September 30, 2023. The Company determined that all of its long-lived assets, which included property and equipment, leasehold improvements and right-of-use assets, represented one asset group for purposes of its long-lived asset impairment assessment. The Company concluded that the long-lived assets were not impaired, as their carrying values were not in excess of their fair value.
During the quarter ended June 30, 2023, the Company recorded an impairment charge of $2.0 million to research and development expense for the remaining book value of intangible assets acquired in 2016 from Bioject Medical Technologies, as the Company had no plans to further develop or utilize this technology.
The following sets forth goodwill and intangible assets by major asset class:

		December 31, 2023				December 31, 2022
	Weighted Average Useful Life (Yrs)	Gross	Accumulated Amortization	Impairment	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite lived:
Goodwill		$10,513,371	$—	$(10,513,371)	$—	$10,513,371	$—	$10,513,371
Definite lived:
Licenses	10	—	—	—	—	1,323,761	(1,323,761)	—
Bioject	—	5,100,000	(3,115,556)	(1,984,444)	—	5,100,000	(2,988,889)	2,111,111
Other (a)	18	4,050,000	(4,050,000)	—	—	4,050,000	(4,031,250)	18,750
Total intangible assets	11	9,150,000	(7,165,556)	(1,984,444)	—	10,473,761	(8,343,900)	2,129,861
Total goodwill and intangible assets		$19,663,371	$(7,165,556)	$(12,497,815)	$—	$20,987,132	$(8,343,900)	$12,643,232

(a)Other intangible assets represent the estimated fair value of acquired intellectual property.
Aggregate amortization expense related to intangible assets was $145,000, $496,000 and $520,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
There were no impairment or impairment indicators present and no losses were recorded during the years ended December 31, 2022 and 2021.

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
The Notes were senior unsecured obligations of the Company and accrued interest payable in cash semi-annually in arrears on March 1 and September 1 of each year at a rate of 6.50% per annum. The Notes matured on March 1, 2024 and the Company paid the then remaining $16.9 million obligation in full, including accrued interest.
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
On January 1, 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU eliminated the cash conversion feature models in ASC 470-20, Debt with Conversion and Other Options, which required an issuer of certain convertible debt to separately account for embedded conversion features as a component of equity. Instead, the Company accounted for these securities as a single unit of account, unless the conversion feature met certain criteria. The Company adopted the new standard using the modified retrospective method and recorded a net reduction to accumulated deficit of $1.8 million, a decrease to additional paid-in capital of $3.3 million, and an increase to convertible senior notes of $1.5 million to reflect the impact of the accounting change. The Notes were subsequently accounted for as a single liability measured at amortized cost, as no other embedded features required bifurcation and recognition as derivatives.
The balance of the Notes at December 31, 2023 was as follows:

Principal amount	$78,500,000
Principal amount converted into common shares	(62,085,000)
Unamortized debt issuance cost	—
Accrued interest	355,654
Net carrying amount	$16,770,654

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.2 million, $1.3 million and $1.9 million, respectively, of interest expense related to the Notes, of which $1.1 million related to the contractual interest coupon in each year.

10. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2023	2022
Series C Preferred Stock, par $0.001	1,091	1,091	9	9

The holder of a share or shares of Series C preferred stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the preferred stock into fully paid and non-assessable shares of common stock. As of December 31, 2021, the conversion value was $326.40 per share, such that the outstanding shares of Series C preferred stock were convertible into an aggregate of 275 shares of common stock.
Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents will be entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the years ended December 31, 2023 and 2022, the Company sold 875,305 and 2,870,478 shares, respectively, of its common stock under the 2021 Sales Agreement. The sales were made at a weighted average price of $6.33 and $29.34 per share, respectively, resulting in aggregate net proceeds of $5.5 million and $83.0 million, respectively. As of December 31, 2023 there was $161.8 million of remaining capacity under the 2021 Sales Agreement.
During the three months ended March 31, 2023, the Company issued 760,083 shares of common stock pursuant to the securities class action settlement, as described in Note 11.
Stock Options and Restricted Stock Units
The Company's Board of Directors adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) on March 24, 2023, pursuant to which the Company may grant stock options, restricted stock awards, RSUs and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 1,166,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At December 31, 2023, the Company had 1,334,012 shares of common stock available for future grant under the 2023 Plan, 1,875 shares underlying outstanding but unvested RSUs and 3,150 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
At December 31, 2023, the Company had 262,641 shares underlying outstanding but unvested RSU and options outstanding to purchase 961,499 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years. Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At December 31, 2023 the Company had 125,575 shares of common stock available for future grant under the 2022 Inducement Plan, 10,278 shares underlying outstanding but unvested RSUs and options outstanding to purchase 27,759 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.

The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2023, the Company had options outstanding to purchase 136,456 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vest over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 was $10.4 million, $22.2 million and $25.0 million, respectively, of which $4.5 million, $8.8 million and $13.4 million was included in research and development expenses and $5.9 million, $13.4 million and $11.6 million was included in general and administrative expenses, respectively.
At December 31, 2023 and 2022, there was $4.3 million and $10.5 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years and 1.6 years, respectively.
At December 31, 2023 and 2022, there was $3.5 million and $7.2 million, respectively, of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.5 years and 1.7 years, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the years ended December 31, 2023, 2022 and 2021 was $669,000, $1.3 million and $1.4 million, respectively. As of December 31, 2023, options to purchase 61,808 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$4.32-$18.00	283,472	9.2	$14.11	66,918	$14.45
$18.01-$39.00	264,108	7.3	$35.69	141,600	$34.99
$39.01-$52.00	156,505	4.5	$44.93	156,271	$44.93
$52.01-$90.00	129,681	4.2	$76.82	121,124	$77.75
$90.01-$130.00	136,716	4.2	$100.15	131,640	$100.00
$130.01-$233.28	158,382	5.4	$140.27	129,250	$141.78
	1,128,864	6.4	$58.76	746,803	$72.11

At December 31, 2023, the aggregate intrinsic value of options outstanding was $2,000, the aggregate intrinsic value of options exercisable was $1,000, and the weighted average remaining contractual term of options exercisable was 5.5 years.
At December 31, 2023, the aggregate intrinsic value of unvested RSUs was $1.7 million and the aggregate intrinsic value of RSUs which vested during the year ended December 31, 2023 was $1.3 million.
At December 31, 2023, options to purchase 1,128,864 shares of common stock and 274,794 RSUs were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2022	1,018,095	$75.32
Granted	339,019	14.23
Exercised	—	—
Cancelled	(228,250)	66.47
Balance, December 31, 2023	1,128,864	$58.76

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2023 was as follows:

Number of Shares
Balance, December 31, 2022	212,964
Granted	194,747
Vested	(99,420)
Cancelled	(33,497)
Balance, December 31, 2023	274,794

The weighted average exercise price per share was $38.86 for the 9,357 options which expired during the year ended December 31, 2023, $101.64 for the 6,437 options which expired during the year ended December 31, 2022 and $54.72 for the 583 options which expired during the year ended December 31, 2021.
The weighted average grant date fair value per share was $11.19, $28.08 and $91.32 for options granted during the years ended December 31, 2023, 2022 and 2021, respectively.
The weighted average grant date fair value was $10.34, $37.44 and $124.44 per share for RSUs granted during the years ended December 31, 2023, 2022 and 2021, respectively.
No stock options were exercised during the year ended December 31, 2023. The Company received $283,000 and $6.7 million in proceeds from the exercise of stock options during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $81,000 and $7.0 million during the years ended December 31, 2022 and 2021, respectively.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and 57,360 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of December 31, 2023 of 3.4 years to 6.0 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
In November 2023, the Company amended one of its leases representing 31,207 square feet of office and laboratory space with a lease term expiring in November 2023, to extend the term to February 29, 2024.
In November 2023, the Company entered into a lease agreement for research and development laboratory space in San Diego, California ("New San Diego Lease"). The total space under the New San Diego Lease is approximately 5,563 square feet. The term of the New San Diego Lease commenced on February 10, 2024 and the initial term is 4.3 years.
The base rent adjusts periodically throughout the term of the New San Diego Lease. Rent payments under the New San Diego Lease will include base rent with an annual increase of approximately three percent, and additional monthly fees to cover the Company's share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, the Company has paid a security deposit of $33,000.
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
As of December 31, 2023, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2024	$3,247,000
2025	3,466,000
2026	3,555,000
2027	2,955,000
2028	2,310,000
Thereafter	2,132,000
Total remaining lease payments	17,665,000
Less: present value adjustment	(4,226,000)
Total operating lease liabilities	13,439,000
Less: current portion	(2,407,000)
Long-term operating lease liabilities	$11,032,000

Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	8.9%

Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $3.5 million, $3.4 million and $3.4 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
In the third and fourth quarters of 2023, the Company entered into agreements to sublease a total of approximately 4,400 and 7,000 square feet, respectively, in its Plymouth Meeting headquarters, in each case with sublease terms through December 31, 2026.
In the fourth quarter of 2019, the Company entered into two agreements to sublease a total of approximately 13,500 square feet in its Plymouth Meeting headquarters, with one sublease term through March 31, 2025 and the other month-to-month.
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
Legal Proceedings
Securities Litigation
In March 2020, a purported shareholder class action complaint, McDermid v. Inovio Pharmaceuticals, Inc. and J. Joseph Kim, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company and its former President and Chief Executive Officer as defendants. The lawsuit alleged that the Company made materially false and misleading statements in violation of certain federal securities laws. The plaintiffs sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The plaintiffs’ complaint was later amended to include certain of the Company’s other officers as defendants. After additional motions were filed in the case, in June 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was approved by the court in January 2023. Under the settlement, the Company agreed to pay $30.0 million in cash and $14.0 million in shares of its common stock to settle all outstanding claims. The Company's insurance carriers paid the $30.0 million cash component of the settlement. During the three months ended March 31, 2023, the Company issued 760,083 shares of common stock pursuant to the securities class action settlement.
Shareholder Derivative Litigation
In April 2020, a purported shareholder derivative complaint, Behesti v. Kim, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming eight current and former directors of the Company as defendants. The lawsuit asserted state and federal claims and was based on the same alleged misstatements as the shareholder class action complaint described above. The lawsuit accused the Company’s board of directors of failing to exercise reasonable and prudent supervision over the Company’s management, policies, practices, and internal controls. The plaintiff sought unspecified monetary damages on behalf of the Company as well as governance reforms. Between June 2020 and August 2020, additional shareholder derivative complaints were filed and later consolidated by the court.
In March 2022, an additional shareholder derivative complaint was filed in the Delaware Court of Chancery, asserting substantially similar claims as those in the consolidated derivative action. In May 2022, the Delaware Court of Chancery entered a stay of the litigation.
In March 2023, the parties submitted a joint status report to the Court of Chancery reporting that the parties agreed to a settlement in principle, which also provided for the resolution of the consolidated derivative action and certain stockholder demands.
In April 2023, the plaintiffs in the consolidated derivative action filed a motion for preliminary approval of settlement with the United States District Court for the Eastern District of Pennsylvania. The proposed settlement provided for resolution of the consolidated derivative action, the derivative action pending in the Delaware Court of Chancery, and certain stockholder demands.
In June 2023, the court entered an order preliminarily approving the proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement. The Stipulation of Settlement contemplated that, following the settlement hearing and the final approval of the settlement by the court, the Company would implement certain corporate governance reforms described in the Stipulation of Settlement. The preliminary order also approved the form and manner of the notice of the Settlement. As part of the Settlement, in July 2023 the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses. In October 2023, the court entered an order and final judgment approving the Settlement, which became effective in November 2023. The Company has implemented the corporate governance reforms in response to the provisions of the Stipulation of Settlement.
VGXI Litigation
In June 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, and together with VGXI, Inc. collectively referred to as VGXI, alleging that VGXI had materially breached the Company’s supply agreement with them. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. In June 2020, the Company filed a petition for preliminary injunction, which was denied.
Following an appeal by the Company, in July 2020, VGXI filed counterclaims against the Company, alleging that the Company had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. VGXI also filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that the Company had engaged to provide services similar to those that were being provided by VGXI. The Company filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. In October 2020, the Company filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
The Company intends to aggressively prosecute the claims set forth in its complaint against VGXI and to vigorously defend itself against VGXI’s counterclaims.
GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA Device License Agreement, or the Agreement, between the Company and GeneOne. The Company terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. The Company filed preliminary objections to the complaint, which were overruled by the court. In September 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. A trial date for this litigation has not been set.
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
The components of pretax loss from operations are as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. Domestic	$(134,979,579)	$(277,440,803)	$(302,614,003)
Foreign	(137,772)	(211,249)	(610,320)
Pretax loss from operations	$(135,117,351)	$(277,652,052)	$(303,224,323)

There was no provision for or benefit from income taxes for the years ended December 31, 2023, 2022 and 2021.
The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax benefit, using a 21% statutory tax rate for December 31, 2023, 2022 and 2021, is as follows:

	Year Ended December 31,
	2023	2022	2021
Benefit from income taxes at statutory rates	$(28,375,000)	$(58,307,000)	$(63,677,000)
State income tax, net of federal benefit	(3,922,000)	(3,601,000)	(3,447,000)
Change in valuation allowance	28,394,000	61,065,000	77,424,000
Research and development tax credits	(2,139,000)	(7,534,000)	(16,523,000)
Stock-based compensation	2,099,000	2,913,000	483,000
Uncertain tax positions	861,000	2,291,000	6,509,000
Goodwill Impairment	1,962,000	—	—
Expired NOLs and credits	1,352,000	1,459,000	616,000
Limited NOLs and credits	(997,000)	(1,337,000)	(542,000)
Change in tax rates	365,000	(187,000)	—
Foreign tax rate differential	(4,000)	(8,000)	(24,000)
Other	404,000	3,246,000	(819,000)
	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are shown below:

	As of December 31,
	2023	2022
Deferred tax assets:
Capitalized research expense	$50,143,000	$41,252,000
NOL carryforwards	235,624,000	212,768,000
Research and development and other tax credits	27,734,000	26,442,000
Deferred revenue	22,000	538,000
Stock-based compensation	3,683,000	3,945,000
Acquired intangibles	907,000	559,000
Investment in affiliated entity	1,406,000	1,569,000
Lease liability	2,822,000	3,247,000
Fixed assets	337,000	57,000
Other	6,808,000	11,062,000
	329,486,000	301,439,000
Valuation allowance	(327,493,000)	(299,124,000)
Total deferred tax assets	1,993,000	2,315,000
Deferred tax liabilities:
Acquired intangibles	—	(199,000)
Right of use asset	(1,993,000)	(2,148,000)
Total deferred tax liabilities	(1,993,000)	(2,347,000)
Net deferred tax liabilities	$—	$(32,000)

As of December 31, 2023, the Company had federal, California and other state tax net operating loss (NOL) carryforwards of $1,013.3 million, $251.4 million and $102.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The aggregate federal net operating losses generated in 2018 and after for the amount of $719.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal NOL carryforward began to expire in 2023, and the California and other state NOL carryforwards will begin and have begun to expire in 2028 and 2023, respectively, unless previously utilized.
The Company also had Korean NOL carryforwards of $1.1 million as of December 31, 2023. The Korean NOLs are available to offset up to 60% of future taxable income and will begin to expire in 2035, unless previously utilized.
In addition, as of December 31, 2023, the Company had federal and state research and development (R&D) tax credit carryforwards of $41.6 million and $6.1 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Foreign NOLs	Federal R&D	State R&D

2024	$18.9	$9.1	$—	$—	$—
2025	13.7	5.2	—	—	—
2026	12.2	7.1	—	—	—
2027 and thereafter	249.2	332.0	1.1	41.6	—
Indefinite	719.3	0.6	—	—	6.1
	$1,013.3	$354.0	$1.1	$41.6	$6.1

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2023. As a result of the analysis, the Company estimates that approximately $7.3 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes, may further limit the ability to use the NOL and R&D carryforwards.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. stockholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For 2023, 2022 and 2021, the Company did not generate any GILTI due to losses earned by its foreign subsidiary.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2023	2022	2021
Balance at beginning of the year	$21,139,000	$18,819,000	$12,210,000
Increases related to current year tax positions	1,816,000	2,902,000	6,602,000
Increases (decreases) related to prior year tax positions	(841,000)	(582,000)	7,000
Balance at end of the year	$22,114,000	$21,139,000	$18,819,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $20.5 million, $19.7 million and $17.4 million as of December 31, 2023, 2022 and 2021, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2020 and state and local income tax examinations before 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not to its knowledge currently under Internal Revenue Service (“IRS”), state, local or foreign tax examination.

13. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.4 million, $1.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

14. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of December 31, 2023 and 2022, representing a 17.8% and 18.7% ownership interest, respectively. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
Revenue recognized from PLS consists of milestone, license and patent fees. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue from PLS of $0, $34,000 and $245,000, respectively. At December 31, 2023 and 2022, the Company had an accounts receivable balance of $0 and $59,000, respectively, related to PLS.

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
In December 2022, the Company received a $1.2 million sub-grant through Wistar with funding through November 2023, with an option for an additional $5.4 million in funding through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched nanoparticles (dLNPs) for vaccination against HIV infection.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2023 and 2022, the Company recorded $1.0 million and $8.7 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and sub-contract agreements related to Gates and CEPI (see Note 4). Research and development expenses recorded from Wistar for the years ended December 31, 2023, 2022 and 2021 were $1.8 million, $1.4 million and $2.9 million, respectively. At December 31, 2023 and 2022, the Company had an accounts receivable balance of $2.4 million and $9.9 million, respectively, and an accounts payable and accrued liability balance of $1.1 million and $1.2 million, respectively, related to Wistar. As of December 31, 2023 and 2022, the Company had a prepaid expense balance of $20,000 and $375,000, respectively, and recorded $22,000 and $88,000, respectively, as deferred grant funding on its consolidated balance sheet related to Wistar.

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
Following a series of financing transactions through June 2020, the Company less than a majority of the outstanding equity of Geneos on an as-converted to common stock basis, which triggered a VIE reconsideration, as the Company no longer held a controlling financial interest. Based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, the Company was not the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’ economic performance. Accordingly, the Company deconsolidated its investment in Geneos in 2020.
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
Upon deconsolidation, the Company recorded its investment at fair value. The Company determined that its investment in Geneos did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment is marked to fair value. There have been no observable price changes or impairments identified since the deconsolidation date.
The Company’s share of net losses of Geneos for the three months ended March 31, 2021 was $1.5 million; however, only $434,000 was recorded, reducing the Company's total investment in Geneos to $0. Of the total amount, $819,000 was allocated to the equity method investment, reducing the balance to $0 as of March 31, 2021. The remaining $4.2 million loss was allocated to the Company’s Series A and Series A-1 preferred stock investment in Geneos, on a ratable basis, reducing the balance to $0 as of March 31, 2021.

In February 2021, Geneos completed a second closing of its Series A-1 preferred stock financing, in which the Company did not participate. Following this transaction, the Company held approximately 35% of the outstanding equity, on an as-converted to common stock basis.
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
The fair value of Geneos’s Series A-2 preferred stock was based on the per share price paid by third-party investors. The Company concluded that its Series A-2 preferred stock investment was a similar financial instrument as its Series A-1 preferred stock, and therefore remeasured the carrying value of the Series A-1 preferred stock investment at the Series A-2 preferred stock price, resulting in a gain on remeasurement of $165,000.
The Company recorded its current and accumulated share of net losses of Geneos of $2.2 million, which was allocated to the Series A-1 and Series A-2 preferred stock investment in Geneos, thereby reducing the balance to $0 as of March 31, 2022.
The Company has not made any further investment in Geneos subsequent to March 31, 2022. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos as the Company has no obligation to fund Geneos.
In 2023, Geneos completed the closing of its Series A-3 preferred stock financing, in which the Company did not participate. Following this transaction, the Company held approximately 23% of the outstanding equity of Geneos on an as-converted to common stock basis.
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

16. Subsequent Events
On January 24, 2024, the Company implemented the 1-for-12 reverse stock split described in Note 2. All share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse split.
From January 1, 2024 through the date of these financial statements, the Company sold 543,620 shares of common stock under the 2021 Sales Agreement for net proceeds of $5.2 million. The sales were made at a weighted average price of $9.76 per share.
On March 1, 2024, the Company's Convertible Senior Notes matured and the Company paid the $16.9 million obligation in full.