Form 10-Q
period 2024-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2024-05-13
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14888

 INOVIO PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0969592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 W. Germantown Pike, Suite 110 Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (267) 440-4200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
COMMON STOCK, $0.001 PAR VALUE	INO	Nasdaq Capital Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 25,910,701 as of May 10, 2024.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2024

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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,601,829	$14,310,862
Short-term investments	86,013,044	130,982,913
Accounts receivable from affiliated entities	2,551,082	2,405,228
Prepaid expenses and other current assets	3,517,081	5,393,665
Prepaid expenses and other current assets from affiliated entities	—	20,432
Total current assets	111,683,036	153,113,100
Fixed assets, net	5,015,067	4,960,986
Investment in affiliated entity	2,654,269	2,780,287
Operating lease right-of-use assets	9,156,478	9,491,735
Other assets	605,315	605,315
Total assets	$129,114,165	$170,951,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,675,922	$19,847,744
Accounts payable and accrued expenses due to affiliated entity	1,525,079	1,070,519
Accrued clinical trial expenses	3,022,486	2,365,382
Operating lease liability	2,155,540	2,406,522
Grant funding liability	—	87,489
Grant funding liability from affiliated entity	21,918	21,918
Convertible senior notes	—	16,770,654
Total current liabilities	23,400,945	42,570,228
Operating lease liability, net of current portion	11,271,257	11,032,066
Total liabilities	34,672,202	53,602,294
Stockholders’ equity:
Preferred stock	—	—
Common stock	23,370	22,792
Additional paid-in capital	1,748,529,814	1,740,954,074
Accumulated deficit	(1,653,435,007)	(1,622,965,136)
Accumulated other comprehensive loss	(676,214)	(662,601)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	94,441,963	117,349,129
Total liabilities and stockholders’ equity	$129,114,165	$170,951,423

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue from collaborative arrangements and other contracts	$—	$114,943
Operating expenses:
Research and development	20,913,790	30,176,511
General and administrative	10,571,179	13,890,610
Total operating expenses	31,484,969	44,067,121
Loss from operations	(31,484,969)	(43,952,178)
Other income (expense):
Interest income	1,500,290	2,207,171
Interest expense	(177,833)	(313,488)
(Loss) gain on investment in affiliated entity	(126,018)	616,639
Net unrealized gain on available-for-sale equity securities	500,877	3,218,215
Other expense, net	(682,218)	(2,425,676)
Net loss	$(30,469,871)	$(40,649,317)
Net loss per share
Basic and diluted (1)	$(1.31)	$(1.89)
Weighted average number of common shares outstanding
Basic and diluted (1)	23,291,512	21,536,476

(1) Share and per share amounts have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(30,469,871)	$(40,649,317)
Other comprehensive loss:
Foreign currency translation	32,403	(1,918)
Unrealized (loss) gain on short-term investments, net of tax	(46,016)	117,862
Comprehensive loss	$(30,483,484)	$(40,533,373)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
	Preferred stock		Common stock (1)
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	543,620	544	5,224,589	—	—	5,225,133
Vesting of RSUs, net of tax payments	—	—	34,558	34	(174,282)	—	—	(174,248)
Stock-based compensation	—	—	—	—	2,525,433	—	—	2,525,433
Net loss	—	—	—	—	—	(30,469,871)	—	(30,469,871)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46,016)	(46,016)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at March 31, 2024	9	$—	23,371,253	$23,370	$1,748,529,814	$(1,653,435,007)	$(676,214)	$94,441,963

	Three Months Ended March 31, 2023
	Preferred stock		Common stock (1)
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	9	$—	21,090,938	$21,090	$1,710,888,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	760,083	760	13,999,240	—	—	14,000,000
Vesting of RSUs, net of tax payments	—	—	43,901	44	(424,748)	—	—	(424,704)
Stock-based compensation	—	—	—	—	3,809,003	—	—	3,809,003
Net loss	—	—	—	—	—	(40,649,317)	—	(40,649,317)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	117,862	117,862
Foreign currency translation	—	—	—	—	—	—	(1,918)	(1,918)
Balance at March 31, 2023	9	$—	21,894,922	$21,894	$1,728,271,686	$(1,528,497,101)	$(582,797)	$199,213,682

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,469,871)	$(40,649,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	424,473	707,378
Amortization of intangible assets	—	82,083
Amortization of operating lease right-of-use assets	335,257	362,664
Non-cash stock-based compensation	2,525,433	3,809,003
Non-cash interest on senior convertible notes	(355,654)	(219,999)
Amortization of discounts on investments	(684,651)	(1,159,083)
Loss on sales of short-term investments	691,168	2,425,676
Loss on disposal of fixed assets	—	334,297
Loss (gain) on equity investment in affiliated entity	126,018	(616,639)
Net unrealized gain on available-for-sale equity securities	(500,877)	(3,218,215)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	(145,854)	6,703,110
Prepaid expenses and other current assets, including from affiliated entities	1,897,016	39,324,542
Other assets	—	31,527
Accounts payable and accrued expenses, including due to affiliated entities	(3,160,238)	(40,737,879)
Accrued clinical trial expenses	657,104	(4,798,227)
Operating lease right-of-use assets and liabilities, net	(11,791)	(693,691)
Grant funding liability, including from affiliated entity	(87,489)	1,648,292
Net cash used in operating activities	(28,759,956)	(36,664,478)
Cash flows from investing activities:
Purchases of investments	(9,751,047)	(80,431,174)
Proceeds from sale or maturity of investments	55,169,260	93,657,050
Purchases of capital assets	(35,578)	(296,983)
Proceeds from sale of capital assets	—	6,071,000
Net cash provided by investing activities	45,382,635	18,999,893
Cash flows from financing activities:
Repayment of convertible senior notes	(16,415,000)	—
Proceeds from issuance of common stock, net of issuance costs	5,225,133	—
Taxes paid related to net share settlement of equity awards	(174,248)	(424,704)
Net cash used in financing activities	(11,364,115)	(424,704)
Effect of exchange rate changes on cash and cash equivalents	32,403	(1,918)
Increase (Decrease) in cash and cash equivalents	5,290,967	(18,091,207)
Cash and cash equivalents, beginning of period	14,310,862	46,329,359
Cash and cash equivalents, end of period	$19,601,829	$28,238,152

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$442,976	$—
Interest paid	$533,487	$533,187
Issuance of common stock as part of litigation settlement	$—	$14,000,000
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
INOVIO's lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis (RRP), a life-long, rare disease of the respiratory tract caused by HPV infection. In its completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment.
In addition to its development efforts with INO-3107, INOVIO is actively developing or planning to develop DNA medicines for other indications, including HPV-related oropharyngeal squamous cell carcinoma (OPSCC) and anal dysplasia; glioblastoma multiforme (GBM), a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. The Company was previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions (HSIL) but announced in August 2023 that it was ceasing development for this indication in the United States. However, its collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three months ended March 31, 2024 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of March 31, 2024 and December 31, 2023, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss attributable to common stockholders of $30.5 million for the three months ended March 31, 2024. The Company had working capital of $88.3 million and an accumulated deficit of $1.7 billion as of March 31, 2024. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On April 18, 2024, the Company closed an underwritten registered direct offering (the “Offering”) relating to the issuance and sale of 2,536,258 shares (the “Shares”) of its common stock, par value $0.001 per share, at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock (the “Pre-Funded Warrants”) at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the Offering were approximately $33.2 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company’s cash, cash equivalents and short-term investments of $105.6 million as of March 31, 2024, together with the net proceeds from the April 2024 Offering, are expected to be sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $5.2 million and $5.5 million under a Sales Agreement during the three months ended March 31, 2024 and year ended December 31, 2023, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
Reverse Stock Split
On January 24, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, as previously amended, to effect a 1-for-12 reverse stock split of its common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 12 issued and outstanding shares of the Company's common stock were automatically combined into one issued and outstanding share of common stock. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on January 25, 2024. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from "Additional paid-in capital" to "Common stock" on the balance sheet and statement of changes in stockholders’ equity. Any fractional post-split shares as a result of the reverse stock split were eliminated by the payment of cash for the value of such fractional share. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares underlying, and the exercise or conversion prices of, the Company's outstanding stock options and outstanding shares of Series C Cumulative Convertible Preferred Stock and to the number of shares of common stock issuable under the Company's equity incentive plans.

The reverse stock split did not change the par value of the Company's common stock or the authorized number of shares of the Company's common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis for all periods presented.

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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of March 31, 2024 and December 31, 2023:

		As of March 31, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$45,541,438	$—	$(3,022,011)	$42,519,427
U.S. treasury securities	Less than 1	39,596,119	—	(8,719)	39,587,400
Certificates of deposit	Less than 1	2,979,254	11,222	(295)	2,990,181
U.S. agency mortgage-backed securities	*	1,331,885	—	(415,849)	916,036
		$89,448,696	$11,222	$(3,446,874)	$86,013,044

		As of December 31, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$55,389,289	$—	$(3,522,888)	$51,866,401
U.S. treasury securities	Less than 1	75,164,782	24,938	—	75,189,720
Certificates of deposit	Less than 1	2,978,917	11,709	(300)	2,990,326
U.S. agency mortgage-backed securities	*	1,340,439	—	(403,973)	936,466
		$134,873,427	$36,647	$(3,927,161)	$130,982,913
*No single maturity date.
During the three months ended March 31, 2024 and 2023, the Company recorded gross realized gains on investments of $200 and $300, respectively, and gross realized losses on investments of $691,000 and $2.4 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded net unrealized gain on available-for-sale equity securities of $501,000 and $3.2 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of March 31, 2024, the Company had 25 available-for-sale securities with an aggregate total unrealized loss of $3.4 million. Of these securities, 19 had been in a loss position for longer than 12 months as of March 31, 2024.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2024 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2024, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of March 31, 2024:

	Fair Value Measurements at
	March 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$42,519,427	$42,519,427	$—	$—
U.S. treasury securities	39,587,400	39,587,400	—	—
Certificates of deposit	2,990,181	—	2,990,181	—
U.S. agency mortgage-backed securities	916,036	—	916,036	—
Total short-term investments	86,013,044	82,106,827	3,906,217	—

Investment in affiliated entity	2,654,269	2,654,269	—	—
Total assets measured at fair value	$88,667,313	$84,761,096	$3,906,217	$—

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

Level 1 assets at March 31, 2024 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at March 31, 2024 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2024 or December 31, 2023.

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid manufacturing expenses	228,378	1,486,638
Other prepaid expenses	3,288,703	3,907,027
	$3,517,081	$5,393,665

Accounts payable and accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Trade accounts payable	$6,772,184	$3,577,826
Accrued compensation	5,685,560	9,837,104
Other accrued expenses (a)	4,218,178	6,432,814
	$16,675,922	$19,847,744

(a) As of March 31, 2024 and December 31, 2023, balance includes $2.3 million and $4.3 million, respectively, of liability for unused grant funding.

6. Convertible Debt
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
For the three months ended March 31, 2024 and 2023, the Company recognized $178,000 and $313,000, respectively, of interest expense related to the Notes, of which $178,000 and $267,000, respectively, related to the contractual interest coupon.

7. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2024 and December 31, 2023:

			Outstanding as of
	Authorized	Issued	March 31, 2024	December 31, 2023
Common Stock, par value $0.001 per share	600,000,000	23,371,253	23,371,253	22,793,075
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents were entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the three months ended March 31, 2024, the Company sold 543,620 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, the Company sold 875,305 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. As of March 31, 2024, the registration statement relating to the shares of common stock issuable under the 2021 Sales Agreement has expired, and therefore as of the date of these financial statements the Company may not sell any additional shares under the 2021 Sales Agreement.
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
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 1,166,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At March 31, 2024, the Company had 917,945 shares of common stock available for future grant under the 2023 Plan, 171,750 shares underlying outstanding RSUs and 260,109 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
At March 31, 2024, the Company had 207,594 shares underlying outstanding but unvested RSUs and options outstanding to purchase 950,763 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years. Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At March 31, 2024, the Company had 116,515 shares of common stock available for future grant under the 2022 Inducement Plan, 12,776 shares underlying outstanding but unvested RSUs and options outstanding to purchase 33,071 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2024, the Company had options outstanding to purchase 111,235 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

8. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the Notes previously issued by the Company (discussed in Note 6) was considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three months ended March 31, 2024 and 2023, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options and RSUs and the potentially dilutive shares issuable upon conversion of the Notes would have been anti-dilutive.

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	1,355,178	1,271,620
Service-based restricted stock units	392,120	179,149
Convertible preferred stock	275	275
Convertible notes	—	254,165
Total	1,747,573	1,705,209

9. Stock-Based Compensation
The Company incurs stock-based compensation expense related to RSUs and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Capital Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. The Company recognizes forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.21%	4.09%
Expected volatility	105%	99%
Expected life in years	5.5	5.5
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 was $2.4 million and $3.6 million, respectively, of which $1.0 million and $1.5 million, respectively, was included in research and development expenses, and $1.4 million and $2.1 million, respectively, was included in general and administrative expenses.
At March 31, 2024, there was $4.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $6.77 and $11.64 for employee and director stock options granted during the three months ended March 31, 2024 and 2023, respectively.
At March 31, 2024, there was $4.1 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share was $8.39 and $14.40 for service-based RSUs granted during the three months ended March 31, 2024 and 2023, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three months ended March 31, 2024 and 2023 was $103,000 and $220,000, respectively.

10. Related Party Transactions
Plumbline Life Sciences, Inc.

The Company owned 597,808 shares of common stock in PLS as of March 31, 2024, representing an ownership interest of 17.8%, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
The Wistar Institute
Dr. Weiner is a director of the Vaccine Center of The Wistar Institute ("Wistar") and an Executive Vice President of Wistar.
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
In December 2022, the Company received a $1.2 million sub-grant through Wistar with funding through November 2023, with an option for an additional $5.4 million in funding that extends the sub-grant through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched nanoparticles (dLNPs) for vaccination against HIV infection.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2024 and 2023, the Company recorded $140,000 and $211,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements. Research and development expenses recorded from Wistar for the three months ended March 31, 2024 and 2023 were $475,000 and $422,000, respectively. At March 31, 2024 and December 31, 2023, the Company had an accounts receivable balance of $2.5 million and $2.4 million, respectively, and an accounts payable and accrued liability balance of $1.5 million and $1.1 million, respectively, related to Wistar. At each of March 31, 2024 and December 31, 2023, the Company recorded $22,000 as deferred grant funding on its condensed consolidated balance sheet related to Wistar.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of March 31, 2024 of 3.2 to 5.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
In November 2023, the Company entered into a lease agreement for research and development laboratory space in San Diego, California. The total space under the lease is approximately 5,600 square feet. The term of the lease commenced on February 10, 2024 and the initial term is 4.3 years.
The base rent adjusts periodically throughout the term of the lease. Rent payments under the lease will include base rent with an annual increase of approximately three percent, and additional monthly fees to cover the Company's share of certain facility expenses, including utilities, property taxes, insurance and maintenance.
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
As of March 31, 2024, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2024	$2,457,000
2025	3,467,000
2026	3,555,000
2027	2,955,000
2028	2,310,000
Thereafter	2,132,000
Total remaining lease payments	16,876,000
Less: present value adjustment	(3,449,000)
Total operating lease liabilities	13,427,000
Less: current portion	(2,156,000)
Long-term operating lease liabilities	$11,271,000

Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were $837,000 and $840,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA Device License Agreement, or the Agreement, between the Company and GeneOne. The Company terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. The Company filed preliminary objections to the complaint, which were overruled by the court. In September 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to the Company’s counterclaims and new matter. On February 29, 2024, the Company filed a motion for summary judgment. On April 1, 2024, GeneOne filed an opposition to the Company’s motion for summary judgment. The Court has set the motion for summary judgment for a hearing on June 28, 2024. A trial date for this litigation has not been set.
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
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. For the three months ended March 31, 2023, the Company received funding of $1.2 million from Advaccine that was recorded as contra-research and development expense. No funding was received during the three months ended March 31, 2024.
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
There were no significant reimbursable program costs under the ApolloBio Agreement during the three months ended March 31, 2024 and 2023.
Coalition for Epidemic Preparedness Innovations
The Company previously entered into agreements with CEPI, pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. In November 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI. During the three months ended March 31, 2024 and 2023, the Company received funding of $0 and $1.6 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of each of March 31, 2024 and December 31, 2023, the Company had $2.2 million recorded as an accrued liability on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three months ended March 31, 2024 and 2023, the Company received funding of $0 and $53,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of DMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three months ended March 31, 2024 and 2023, the Company recorded $39,000 and $59,000, respectively, as contra-research and development expense related to the Gates DMAb grant. As of March 31, 2024, the Company had $49,000 recorded as an accrued liability on the condensed consolidated balance sheet related to the grant.

13. Income Taxes
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
 For the three months ended March 31, 2024 and 2023, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

14. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos Therapeutics to develop and commercialize neoantigen-based personalized cancer therapies. Geneos was considered a variable interest entity (VIE) for which the Company was the primary beneficiary. The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.
Following a series of financing transactions through June 2020, the Company held less than a majority of the outstanding equity of Geneos on an as-converted to common stock basis, which triggered a VIE reconsideration, as the Company no longer held a controlling financial interest. Based on the Company’s assessment, Geneos continued to be a VIE as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, the Company was not the primary beneficiary of Geneos, as it did not have the power to direct the activities that most significantly impact Geneos’ economic performance. Accordingly, the Company deconsolidated its investment in Geneos in 2020.
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

15. Subsequent Events
On April 18, 2024, the Company closed an underwritten registered direct offering (the “Offering”) relating to the issuance and sale by the Company of 2,536,258 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of Common Stock (the “Pre-Funded Warrants”) at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds to the Company from the Offering were approximately $33.2 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. All of the Shares and the Pre-Funded Warrants were sold by the Company.
Each Pre-Funded Warrant has an initial exercise price per share of $0.001, subject to certain adjustments. The Pre-Funded Warrants may be exercised at any time until exercised in full. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% (if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, or 2023 Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on March 6, 2024. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2023 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
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
Our lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, a life-long, rare disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, these papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. The standard of care for RRP is surgery. The most widely cited U.S. epidemiology data, published in 1995, estimated that there were 14,000 active cases for both adults and juveniles, and about 1.8 new cases per 100,000 adults each year.

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
In the fourth quarter of 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, which we plan to do in the second half of 2024, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission.
We are developing INO-3112, a DNA medicine candidate targeting HPV 16/18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. The incidence of HPV-related throat cancer has increased rapidly in recent years in the United States, with an estimated approximately 20,000 new cases each year. HPV-related throat cancer has surpassed cervical cancer as the most common HPV-related cancer. In the United States, men are four to five times more likely to be diagnosed with HPV-associated oropharyngeal cancers than women.
In January 2024, we announced a clinical collaboration and supply agreement with Coherus BioSciences, Inc. to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV16/18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial.
We are developing INO-5401, an immunotherapy consisting of three DNA plasmids encoding for three tumor associated antigens, for the treatment of glioblastoma multiforme, or GBM, an aggressive type of brain cancer that accounts for more than 50% of all primary malignant brain tumors. GBM is one of the most complex, deadly, and treatment-resistant cancers. In the United States, nearly 15,000 people were expected to receive a GBM diagnosis in 2023, and it is estimated that more than 10,000 individuals will succumb to the disease each year.
In addition to our development efforts with the product candidates described above, we are actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in August 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
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
As of March 31, 2024, we had an accumulated deficit of $1.7 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Recent Developments
On April 18, 2024, we closed an underwritten registered direct offering (the “Offering”) relating to the issuance and sale of 2,536,258 shares (the “Shares”) of our common stock, par value $0.001 per share, at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock (the “Pre-Funded Warrants”) at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the Offering were approximately $33.2 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting estimates since December 31, 2023. For a description of our critical accounting estimates and significant judgments used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2023 Annual Report.

Results of Operations
Revenue. Total revenue was $0 for the three months ended March 31, 2024 as compared to $115,000 for the three months ended March 31, 2023, all of which was derived under collaborative arrangements and other contracts.
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
The following table summarizes our research and development expense by product candidate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%
INO-4800 and other COVID-19 programs	$215	$8,922	$(8,707)	(98)%
VGX-3100	380	2,138	(1,758)	(82)%
INO-3107	7,646	3,312	4,334	131%
INO-5401 and other Immuno-oncology	2,021	2,152	(131)	(6)%
Other research and development programs (a)	28	3,729	(3,701)	(99)%
Engineering and device-related	3,751	2,438	1,313	54%
Stock-based compensation	1,060	1,481	(421)	(28)%
Other unallocated expenses	5,813	6,005	(192)	(3)%
Research and development expense	$20,914	$30,177	$(9,263)	(31)%

(a) Net of contributions received from grant agreements and recorded as contra- research and development expense.

The $9.3 million decrease in research and development expenses for the three-month period year over year was primarily the result of:
•$7.8 million in lower drug manufacturing related to INO-4800 after we discontinued this program in the fourth quarter of 2022;
•$5.6 million in lower employee and consultant compensation, including stock-based compensation;

•$1.6 million in lower drug manufacturing related to other COVID-19 studies that we ceased after we discontinued development of INO-4800; and
•1.0 million in lower clinical study expenses related to VGX-3100 as we discontinued development of this product candidate in the third quarter of 2023.
These decreases were partially offset by $2.9 million of lower contra-research and development expense recorded from grant agreements, $2.9 million of higher drug manufacturing expenses related to INO-3107, and $1.1 million of higher expensed inventory, among other variances.
Contributions received from current grant agreements and recorded as contra-research and development expense were $179,000 for the three months ended March 31, 2024 as compared to $3.1 million for the three months ended March 31, 2023. The decrease for the three-month period year over year was primarily due to a decrease of $1.6 million earned under the CEPI LASSA and MERS grants and $1.2 million in reimbursements from Advaccine.
General and administrative expenses. General and administrative expenses, which include business development expenses and patent expenses, were $10.6 million for the three months ended March 31, 2024, as compared to $13.9 million for the three months ended March 31, 2023. Decreases for the three-month period year over year included:
•$2.0 million in employee compensation, including employee and consultant stock-based compensation; and
•$1.1 million in legal expenses related to litigation matters settled in 2023 that did not recur in 2024.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $2.4 million and $3.6 million, of which $1.0 million and $1.5 million was included in research and development expenses and $1.4 million and $2.1 million was included in general and administrative expenses, respectively. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2024.
Interest income. Interest income for the three months ended March 31, 2024 and 2023 was $1.5 million and $2.2 million, respectively. The decrease for the three-month period year over year was primarily due to a lower short-term investment balance.
Interest expense. Interest expense for the three months ended March 31, 2024 and 2023 was $178,000 and $313,000, respectively. The decrease was primarily due to lower interest expense on our senior convertible promissory notes that were repaid in full on March 1, 2024.
(Loss) gain on investment in affiliated entities. The (loss) gain resulted from the change in the fair market value of our investment in PLS of $(126,000) and $617,000 for the three months ended March 31, 2024 and 2023, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three months ended March 31, 2024 and 2023 of $501,000 and $3.2 million, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense, net, for the three months ended March 31, 2024 and 2023 of $(682,000) and $(2.4) million, respectively, related primarily to the realized loss on short-term investments sold during the periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of March 31, 2024, we had cash, cash equivalents and short-term investments of $105.6 million and working capital of $88.3 million, as compared to $145.3 million and $110.5 million, respectively, as of December 31, 2023.
Cash Flows
Operating Activities
Net cash used in operating activities was $28.8 million and $36.7 million for the three months ended March 31, 2024 and 2023, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.

Investing Activities
Net cash provided by investing activities was $45.4 million and $19.0 million for the three months ended March 31, 2024 and 2023, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash used in financing activities was $11.4 million and $425,000 for the three months ended March 31, 2024 and 2023, respectively. The variance was primarily due to the repayment of our convertible senior notes of $16.4 million, offset by net proceeds of $5.2 million from the sale of common stock under the Sales Agreement (defined below) during the three months ended March 31, 2024, compared to no proceeds received during the three months ended March 31, 2023.
Issuances of Common Stock
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we were able to offer and sell shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
During the three months ended March 31, 2024, we sold 543,620 shares of our common stock under the Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, we sold 875,305 shares of our common stock under the Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. As of March 31, 2024, the registration statement relating to the shares of common stock issuable under the Sales Agreement has expired, and therefore as of the date of this report we may not sell any additional shares under the Sales Agreement.
During the three months ended March 31, 2024, no stock options were exercised and tax payments of $174,000 were made related to the net share settlement of RSU awards. During the three months ended March 31, 2023, no stock options were exercised and tax payments of $425,000 were made related to net share settlement of RSU awards.
During the three months ended March 31, 2023, we issued 760,083 shares of common stock pursuant to a securities class action settlement, as described in Note 11 to our condensed consolidated financial statements included in this report.
Funding Requirements
As of March 31, 2024, we had an accumulated deficit of $1.7 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources, including the net proceeds of our April 2024 public offering of common stock, will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
We expect our cash runway, including the net proceeds of the April 2024 offering, to extend into the third quarter of 2025, without giving effect to any further capital raising activities that we may undertake.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At March 31, 2024, we had approximately $5.3 million in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the three months ended March 31, 2024, except for the repayment in full of our convertible senior notes as described above, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first half of

2022, which has contributed to the unrealized loss of $3.4 million in the market value of our investment portfolio as of March 31, 2024.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the three months ended March 31, 2024 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We filed preliminary objections to the complaint, which were overruled. In September 2021, we filed an answer to the complaint, new matter, and counterclaims. Our counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to our counterclaims and new matter. On February 29, 2024, we filed a motion for summary judgment. On April 1, 2024, GeneOne filed an opposition to our motion for summary judgment. The Court has set the motion for summary judgment for a hearing on June 28, 2024. A trial date for this litigation has not been set.
We intend to aggressively prosecute the claims set forth in our counterclaims against GeneOne and to vigorously defend ourselves against the claims in GeneOne’s complaint.

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, the risk factors discussed in our 2023 Annual Report, which we filed with the SEC on March 6, 2024, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2023 Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses in recent years, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses over the last several years. As of March 31, 2024, our accumulated deficit was $1.7 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
Pursuing accelerated approval for INO-3107 or any of our other product candidates may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
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
In addition, the novelty of our CELLECTRA® delivery devices may make it difficult to demonstrate to physicians and third-party payors that this delivery system is an appropriate approach for DNA medicines and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that our CELLECTRA® delivery devices provide useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for our DNA medicines.
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
We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our proprietary device and DNA medicine candidates.
We currently depend on single-source suppliers for some of the components and materials used in, and manufacturing processes required to develop and commercialize, our proprietary device and DNA medicine candidates. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that may not be interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials, and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects.
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
We have entered into agreements with government agencies, such as the National Institutes of Health’s National Institute of Allergy and Infectious Diseases (NIH NIAID), Defense Advanced Research Projects Agency (DARPA), Medical CBRN Defense Consortium (MCDC) and the Department of Defense (DoD) Joint Program Executive Office (JPEO) for Chemical, Biological, Radiological and Nuclear Defense (CBRN), and we intend to continue entering into these types of agreements with government agencies in the future. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, in 2021 the DoD discontinued funding for the planned Phase 3 trial of our COVID-19 product candidate, which resulted in increased expenditures by us.
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
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care in the United States and other high income countries for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen is developing a potential treatment for RRP based on a gorilla adenovirus vector and has publicly stated its plans to submit a BLA in 2024 based on a completed Phase 1/2 study. As a result, Precigen could receive marketing approval for its RRP product candidate before we can obtain regulatory approval for INO-3107, which could put us at a competitive disadvantage in this indication. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.
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
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the compromise of information stored in our or our third-party providers' systems, portable media or storage devices. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten our information and information technology systems and those of third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources such as traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through error or malfeasance), sophisticated national states and nation-state support actors (for example, in conjunction with military conflicts). During times of war and other major conflicts, we may be vulnerable to a heightened risk of these attacks. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to: business interruption, loss of information, theft of information or reputational damage from industrial espionage attacks, malware or other cyber-attacks (including ransomware), social-engineering attacks (including through deep fakes and phishing attacks), malicious code (such as viruses and worms), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, telecommunications failures, natural disasters, and other similar threats, any of which may compromise our system infrastructure or lead to data compromise. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data, reputational harm and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack but we may be unwilling or unable to make such payments. Remote work has also become more common and increased risks to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities resent in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during diligence of such acquired or integrated entities and it may be difficult to integrate such entities into our programs.
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
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the Health Insurance Portability and Accountability Act (HIPAA), which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal healthcare program Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the Federal Food, Drug and Cosmetic Act (FDCA), which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—

including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires certain businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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

ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation with all amendments prior to December 31, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement Form S-3, filed on July 23, 2014).

3.2
Certificate of Amendment to Certificate of Incorporation, effective as of January 24, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on January 25, 2024).

3.3	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on August 12, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Inovio Pharmaceuticals, Inc.

Date:	May 13, 2024	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 13, 2024	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)