Form 10-Q
period 2024-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2024-08-08
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 25,964,268 as of August 8, 2024.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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
•If we are unable to obtain FDA approval of our proprietary devices and DNA medicine candidates, we will not be able to commercialize them in the United States. In particular, because our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory agencies do not provide marketing authorization for our CELLECTRA delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device.
•DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA delivery devices are a novel approach to administering medicines, and negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
•Our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic and, thus, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory agencies do not provide marketing authorization for our delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device.
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

•We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,392,404	$14,310,862
Short-term investments	76,029,116	130,982,913
Accounts receivable from affiliated entities	1,773,665	2,405,228
Prepaid expenses and other current assets	5,365,860	5,393,665
Prepaid expenses and other current assets from affiliated entities	—	20,432
Total current assets	117,561,045	153,113,100
Fixed assets, net	4,510,869	4,960,986
Investment in affiliated entity	2,319,975	2,780,287
Operating lease right-of-use assets	8,819,399	9,491,735
Other assets	585,915	605,315
Total assets	$133,797,203	$170,951,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,634,761	$19,847,744
Accounts payable and accrued expenses due to affiliated entity	1,921,457	1,070,519
Accrued clinical trial expenses	5,499,648	2,365,382
Operating lease liability	2,321,984	2,406,522
Grant funding liability	—	87,489
Grant funding liability from affiliated entity	21,918	21,918
Convertible senior notes	—	16,770,654
Total current liabilities	26,399,768	42,570,228
Operating lease liability, net of current portion	10,658,228	11,032,066
Total liabilities	37,057,996	53,602,294
Stockholders’ equity:
Preferred stock	—	—
Common stock	25,962	22,792
Additional paid-in capital	1,783,074,886	1,740,954,074
Accumulated deficit	(1,685,672,105)	(1,622,965,136)
Accumulated other comprehensive loss	(689,536)	(662,601)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	96,739,207	117,349,129
Total liabilities and stockholders’ equity	$133,797,203	$170,951,423

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue from collaborative arrangements and other contracts	$100,762	$225,971	$100,762	$340,914
Operating expenses:
Research and development	23,090,989	23,743,970	44,001,307	53,920,481
General and administrative	10,206,686	13,523,098	20,781,337	27,413,708
Total operating expenses	33,297,675	37,267,068	64,782,644	81,334,189
Loss from operations	(33,196,913)	(37,041,097)	(64,681,882)	(80,993,275)
Other income (expense):
Interest income	1,307,358	2,168,233	2,807,648	4,375,404
Interest expense	—	(313,488)	(177,833)	(626,976)
(Loss) gain on investment in affiliated entity	(334,294)	156,745	(460,312)	773,384
Net unrealized (loss) gain on available-for-sale equity securities	(20,820)	922,941	480,057	4,141,156
Other income (expense), net	7,571	(1,427,867)	(674,647)	(3,853,543)
Net loss	$(32,237,098)	$(35,534,533)	$(62,706,969)	$(76,183,850)
Net loss per share
Basic and diluted (1)	$(1.19)	$(1.61)	$(2.48)	$(3.50)
Weighted average number of common shares used to compute net loss per share
Basic and diluted (1)	27,197,802	22,029,486	25,244,657	21,784,343

(1) Share and per share amounts have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(32,237,098)	$(35,534,533)	$(62,706,969)	$(76,183,850)
Other comprehensive loss:
Foreign currency translation	—	(376)	32,403	(2,294)
Unrealized (loss) gain on short-term investments, net of tax	(13,322)	(108,089)	(59,338)	9,773
Comprehensive loss	$(32,250,420)	$(35,642,998)	$(62,733,904)	$(76,176,371)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2024
	Preferred stock		Common stock (1)
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	543,620	544	5,224,589	—	—	5,225,133
Vesting of RSUs, net of tax payments	—	—	34,558	34	(174,282)	—	—	(174,248)
Stock-based compensation	—	—	—	—	2,525,433	—	—	2,525,433
Net loss	—	—	—	—	—	(30,469,871)	—	(30,469,871)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46,016)	(46,016)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at March 31, 2024	9	$—	23,371,253	$23,370	$1,748,529,814	$(1,653,435,007)	$(676,214)	$94,441,963
Issuance of common stock for cash, net of financing costs	—	—	2,536,258	2,536	17,057,132	—	—	17,059,668
Issuance of pre-funded warrants for cash, net of financing costs	—	—	—	—	16,146,397	—	—	16,146,397
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	56,033	56	(172,510)	—	—	(172,454)
Stock-based compensation	—	—	—	—	1,514,053	—	—	1,514,053
Net loss	—	—	—	—	—	(32,237,098)	—	(32,237,098)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(13,322)	(13,322)
Balance at June 30, 2024	9	$—	25,963,544	$25,962	$1,783,074,886	$(1,685,672,105)	$(689,536)	$96,739,207

	Three and Six Months Ended June 30, 2023
	Preferred stock		Common stock (1)
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	9	$—	21,090,938	$21,090	$1,710,888,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	760,083	760	13,999,240	—	—	14,000,000
Vesting of RSUs, net of tax payments	—	—	43,901	44	(424,748)	—	—	(424,704)
Stock-based compensation	—	—	—	—	3,809,003	—	—	3,809,003
Net loss	—	—	—	—	—	(40,649,317)	—	(40,649,317)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	117,862	117,862
Foreign currency translation	—	—	—	—	—	—	(1,918)	(1,918)
Balance at March 31, 2023	9	$—	21,894,922	$21,894	$1,728,271,686	$(1,528,497,101)	$(582,797)	$199,213,682
Issuance of common stock for cash, net of financing costs	—	—	425,429	425	2,914,754	—	—	2,915,179
Vesting of RSUs, net of tax payments	—	—	19,077	19	(32,311)	—	—	(32,292)
Stock-based compensation	—	—	—	—	2,917,997	—	—	2,917,997
Net loss	—	—	—	—	—	(35,534,533)	—	(35,534,533)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(108,089)	(108,089)
Foreign currency translation	—	—	—	—	—	—	(376)	(376)
Balance at June 30, 2023	9	$—	22,339,428	$22,338	$1,734,072,126	$(1,564,031,634)	$(691,262)	$169,371,568

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,706,969)	$(76,183,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	916,019	1,410,649
Amortization of intangible assets	—	145,417
Amortization of operating lease right-of-use assets	672,336	739,469
Impairment of intangible assets	—	1,984,444
Non-cash stock-based compensation	4,039,486	6,727,000
Non-cash interest on senior convertible notes	(355,654)	93,489
Amortization of discounts on investments	(1,154,822)	(2,402,451)
Loss on sales of short-term investments	692,557	3,853,543
Loss on disposal of fixed assets	21,930	334,297
Loss (gain) on equity investment in affiliated entity	460,312	(773,384)
Net unrealized gain on available-for-sale equity securities	(480,057)	(4,141,156)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	631,563	6,621,990
Prepaid expenses and other current assets, including from affiliated entities	48,237	41,191,898
Other assets	19,400	17,154
Accounts payable and accrued expenses, including due to affiliated entities	(2,362,045)	(43,955,799)
Accrued clinical trial expenses	3,134,266	(4,421,691)
Operating lease right-of-use assets and liabilities, net	(458,376)	(1,406,066)
Grant funding liability, including from affiliated entity	(87,489)	1,185,913
Net cash used in operating activities	(56,969,306)	(68,979,134)
Cash flows from investing activities:
Purchases of investments	(29,359,747)	(106,741,680)
Proceeds from sale or maturity of investments	85,196,528	173,898,007
Purchases of capital assets	(487,832)	(320,898)
Proceeds from sale of capital assets	—	6,071,000
Net cash provided by investing activities	55,348,949	72,906,429
Cash flows from financing activities:
Repayment of convertible senior notes	(16,415,000)	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	16,146,397	—
Proceeds from issuance of common stock, net of issuance costs	22,284,801	2,915,179
Proceeds from stock option exercises	67,675	—
Taxes paid related to net share settlement of equity awards	(414,377)	(456,996)
Net cash provided by financing activities	21,669,496	2,458,183
Effect of exchange rate changes on cash and cash equivalents	32,403	(2,294)
Increase in cash and cash equivalents	20,081,542	6,383,184
Cash and cash equivalents, beginning of period	14,310,862	46,329,359
Cash and cash equivalents, end of period	$34,392,404	$52,712,543

Supplemental disclosures:
Interest paid	$533,487	$533,487
Issuance of common stock as part of litigation settlement	$—	$14,000,000
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
INOVIO uses proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. The Company's proprietary investigational CELLECTRA delivery devices are designed to optimally deliver the plasmids into the body's cells.
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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and six months ended June 30, 2024 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of June 30, 2024 and December 31, 2023, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $32.2 million and $62.7 million for the three and six months ended June 30, 2024, respectively. The Company had working capital of $91.2 million and an accumulated deficit of $1.7 billion as of June 30, 2024. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On April 18, 2024, the Company closed an underwritten registered direct offering (the “Offering”) relating to the issuance and sale of 2,536,258 shares (the “Shares”) of its common stock, par value $0.001 per share, at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock (the “Pre-Funded Warrants”) at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company. The Company’s cash, cash equivalents and short-term investments of $110.4 million as of June 30, 2024 are expected to be sufficient to support the Company's planned operations for a period of at least 12 months from the date of issuance of these financial statements.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the Offering described above, and the receipt of net proceeds of $5.2 million and $5.5 million under a Sales Agreement during the three months ended March 31, 2024 and year ended December 31, 2023, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Inovio be unable to continue as a going concern. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of June 30, 2024 and December 31, 2023:

		As of June 30, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$45,541,438	$—	$(3,042,831)	$42,498,607
U.S. treasury securities	Less than 1	29,676,056	517	(2,473)	29,674,100
Certificates of deposit	Less than 1	2,979,591	10,735	(290)	2,990,036
U.S. agency mortgage-backed securities	*	1,301,822	—	(435,449)	866,373
		$79,498,907	$11,252	$(3,481,043)	$76,029,116

		As of December 31, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$55,389,289	$—	$(3,522,888)	$51,866,401
U.S. treasury securities	Less than 1	75,164,782	24,938	—	75,189,720
Certificates of deposit	Less than 1	2,978,917	11,709	(300)	2,990,326
U.S. agency mortgage-backed securities	*	1,340,439	—	(403,973)	936,466
		$134,873,427	$36,647	$(3,927,161)	$130,982,913
*No single maturity date.
During the three and six months ended June 30, 2024, the Company recorded gross realized gains on investments of $300 and $500, respectively, and gross realized losses on investments of $2,000 and $693,000, respectively. During the three and six months ended June 30, 2023, the Company recorded gross realized gains on investments of $200 and $500, respectively, and gross realized losses on investments of $1.5 million and $3.9 million, respectively. During the three and six months ended June 30, 2024, the Company recorded net unrealized (loss) gain on available-for-sale equity securities of $(21,000) and $480,000, respectively. During the three and six months ended June 30, 2023, the Company recorded net unrealized gain on available-for-sale equity securities of $923,000 and $4.1 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2024, the Company had 22 available-for-sale securities with an aggregate total unrealized loss of $3.5 million. Of these securities, 19 had been in a loss position for longer than 12 months as of June 30, 2024.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2024 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2024, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of June 30, 2024:

	Fair Value Measurements at
	June 30, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$42,498,607	$42,498,607	$—	$—
U.S. treasury securities	29,674,100	29,674,100	—	—
Certificates of deposit	2,990,036	—	2,990,036	—
U.S. agency mortgage-backed securities	866,373	—	866,373	—
Total short-term investments	76,029,116	72,172,707	3,856,409	—

Investment in affiliated entity	2,319,975	2,319,975	—	—
Total assets measured at fair value	$78,349,091	$74,492,682	$3,856,409	$—

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

Level 1 assets at June 30, 2024 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.

Level 2 assets at June 30, 2024 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2024 or December 31, 2023.

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid clinical expenses (a)	2,341,285	3,410,442
Other prepaid expenses	3,024,575	1,983,223
	$5,365,860	$5,393,665

Accounts payable and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Trade accounts payable	$4,487,282	$3,577,826
Accrued compensation	8,642,497	9,837,104
Other accrued expenses (b)	3,504,982	6,432,814
	$16,634,761	$19,847,744

(a) As of June 30, 2024 and December 31, 2023, balance includes $22,000 and $1.5 million, respectively, of prepaid manufacturing expenses.

(b)    As of June 30, 2024 and December 31, 2023, balance includes $2.3 million and $4.3 million, respectively, of liability for unused grant funding.

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
For the six months ended June 30, 2024, the Company recognized $178,000 of interest expense related to the Notes, all of which related to the contractual interest coupon. For the three and six months ended June 30, 2023, the Company recognized $313,000 and $627,000, respectively, of interest expense related to the Notes, of which $267,000 and $533,000, respectively, related to the contractual interest coupon.

7. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2024 and December 31, 2023:

			Outstanding as of
	Authorized	Issued	June 30, 2024	December 31, 2023
Common Stock, par value $0.001 per share	600,000,000	25,963,544	25,963,544	22,793,075
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Issuances of Common Stock and Pre-Funded Warrants
On April 18, 2024, the Company closed the Offering of Shares and Pre-Funded Warrants (see “Liquidity” in Note 2 above). As the Pre-Funded Warrants are indexed to the Company's own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company's condensed consolidated balance sheet as of June 30, 2024.
Each Pre-Funded Warrant has an initial exercise price per share of $0.001, subject to certain adjustments. The Pre-Funded Warrants may be exercised at any time until exercised in full. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants. As of June 30, 2024, no Pre-Funded Warrants had been exercised.
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents were entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the three months ended March 31, 2024, the Company sold 543,620 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, the Company sold 875,305 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. The registration statement relating to the shares of common stock issuable under the 2021 Sales Agreement has expired, and in August 2024 we terminated the 2021 Sales Agreement.
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
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 1,166,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At June 30, 2024, the Company had 800,051 shares of common stock available for future grant under the 2023 Plan, 188,804 shares underlying outstanding RSUs and 276,163 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
At June 30, 2024, the Company had 142,295 shares underlying outstanding but unvested RSUs and options outstanding to purchase 947,606 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years. Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement

Plan will not exceed 166,666 shares. At June 30, 2024, the Company had 110,527 shares of common stock available for future grant under the 2022 Inducement Plan, 10,274 shares underlying outstanding but unvested RSUs and options outstanding to purchase 38,318 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2024, the Company had options outstanding to purchase 97,618 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

8. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The outstanding Pre-Funded Warrants (see Note 7) are included in the weighted-average common shares outstanding in the basic net loss per share calculation for the three and six months ended June 30, 2024 given their nominal exercise price.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the Notes previously issued by the Company (discussed in Note 6) was considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options, service-based RSUs, performance-and market-based RSUs and the potentially dilutive shares issuable upon conversion of the Notes prior to their repayment on March 1, 2024 would have been anti-dilutive.
Basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 are calculated as follows:

	Three Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(32,237,098)	$(35,534,533)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	25,461,260	22,029,486
Weighted-average pre-funded warrants	1,736,542	—
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	27,197,802	22,029,486
Net loss per share
Basic and diluted	$(1.19)	$(1.61)

	Six Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(62,706,969)	$(76,183,850)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	24,376,386	21,784,343
Weighted-average pre-funded warrants	868,271	—
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	25,244,657	21,784,343
Net loss per share
Basic and diluted	$(2.48)	$(3.50)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Six Months Ended June 30
	2024	2023
Options to purchase common stock	1,359,705	1,263,891
Service-based restricted stock units	341,373	305,434
Performance-and market-based restricted stock units	82,000	—
Convertible preferred stock	275	275
Convertible notes	—	254,165
Total	1,783,353	1,823,765

9. Stock-Based Compensation
The Company incurs stock-based compensation expense related to service-based RSUs, performance-based RSUs and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Capital Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. The Company recognizes forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.42%	3.45%	4.23%	4.05%
Expected volatility	106%	101%	105%	100%
Expected life in years	5.5	5.6	5.5	5.5
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 was $1.5 million and $3.9 million, respectively, of which $581,000 and $1.6 million, respectively, was included in research and development expenses, and $890,000 and $2.3 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 was $2.8 million and $6.4 million, respectively, of which $1.3 million and $2.7 million, respectively, was included in research and development expenses, and $1.5 million and $3.7 million, respectively, was included in general and administrative expenses.
At June 30, 2024, there was $3.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $8.80 and $6.96 for employee and director stock options granted during the three and six months ended June 30, 2024, respectively, and $7.20 and $11.28 for the three and six months ended June 30, 2023, respectively.
At June 30, 2024, there was $3.4 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share was $11.00 and $8.61 for service-based RSUs granted during the three and six months ended June 30, 2024, respectively and $9.24 and $10.32 for the three and six months ended June 30, 2023, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2024 was $43,000 and $146,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2023 was $146,000 and $366,000, respectively.
Performance-and Market-Based RSUs
On May 23, 2024, the Company granted 82,000 performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs.
Of the target number of RSUs underlying each PSU Award, up to 70% (the "Milestone-based RSUs") will vest based on the achievement of specified milestones relating to the development, regulatory status and commercialization of the Company’s lead product candidate INO-3107 (each, a "Milestone," and collectively, the "Milestones"). Each Milestone has a specified deadline for achievement ranging between the end of 2025 and the end of 2027.
The remaining 30% of the target number of RSUs underlying each PSU Award (the "Market-based RSUs") will be eligible to vest based on the Company’s achievement of total stockholder return relative to a peer group consisting of companies in the Russell 2000 Biotechnology Subsector index (the “Relative TSR”) over the period beginning on June 1, 2024 and ending on December 31, 2027 (the “Performance Period”), expressed as a percentile ranking.
The number of Marked-based RSUs, if any, actually earned based on the achievement of the Relative TSR goal may range from 50% of the target number of RSUs for performance at a specified threshold percentile, to 100% of the target number of RSUs for performance at the target percentile, and up to 150% of the target number of RSUs for performance at or above a specified maximum percentile. In the event that actual Relative TSR performance is between the threshold and target levels or between the target and maximum levels, the number of RSUs earned based on Relative TSR will be determined based on linear interpolation between the specified percentiles. If the Company’s actual Relative TSR performance is below the threshold percentile, then no RSUs would be earned based on Relative TSR. The number of RSUs earned based on Relative TSR may not exceed the target number of RSUs eligible to vest based on Relative TSR if the Company’s total stockholder return is negative for the Performance Period.
The Company values the Milestone-based RSUs based on the grant date closing price per share. The Company recognizes stock-based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in the Company's estimate of the number of units that are probable of vesting.
The Company values the Market-based RSUs on the grant date using the Monte Carlo simulation method, a generally accepted statistical technique used to simulate a range of possible future stock prices for the Company and the peer group. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company will recognize stock-based compensation expense ratably over the performance period of the award. The market-based RSUs will cliff-vest at the end of the three-year period ranging from 0 percent to 150 percent of the target number of awards granted.

The significant assumptions used in the Monte Carlo simulation method were as follows:

Risk-free interest rate	4.60%
Expected volatility	90%
Expected life in years	3.61
Dividend yield	—
The grant date fair value of the Milestone-based RSUs was $629,000 based on the grant date closing price per share of $10.96. As of June 30, 2024, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three and six months then ended.
The grant date fair value of the Market-based RSUs was $263,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For both the three and six months ended June 30, 2024, the Company recognized $8,000 in stock-based compensation for the Market-based RSUs.

10. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of June 30, 2024, representing an ownership interest of 17.8%, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
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
In December 2022, the Company received a $1.2 million sub-grant through Wistar, which was amended in 2024 to $2.4 million with funding through November 2024, with an option for an additional $4.2 million in funding that extends the sub-grant through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched nanoparticles (dLNPs) for vaccination against HIV infection.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2024, the Company recorded $9,000 and $149,000, respectively, and for the three and six months ended June 30, 2023, the Company recorded $179,000 and $390,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to collaborative research agreements. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2024 were $455,000 and $1.0 million, respectively. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2023 were $510,000 and $932,000, respectively. At June 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $1.8 million and $2.4 million, respectively, and an accounts payable and accrued liability balance of $1.9 million and $1.1 million, respectively, related to Wistar. At each of June 30, 2024 and December 31, 2023, the Company recorded $22,000 as deferred grant funding on its condensed consolidated balance sheet related to Wistar.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2024 of 2.9 to 5.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2024, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2024	$1,696,000
2025	3,467,000
2026	3,555,000
2027	2,955,000
2028	2,310,000
Thereafter	2,132,000
Total remaining lease payments	16,115,000
Less: present value adjustment	(3,135,000)
Total operating lease liabilities	12,980,000
Less: current portion	(2,322,000)
Long-term operating lease liabilities	$10,658,000

Weighted-average remaining lease term	4.8 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 were $521,000 and $1.4 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 were $856,000 and $1.7 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA Device License Agreement, or the Agreement, between the Company and GeneOne. The Company terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. The Company filed preliminary objections to the complaint, which were overruled by the court. In September 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to the Company’s counterclaims and new matter. On February 29, 2024, the Company filed a motion for summary judgment. On April 1, 2024, GeneOne filed an opposition to the Company’s motion for summary judgment. On June 28, 2024, the court denied the motion for summary judgment. A trial date for this litigation has not been set.
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
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. For the three and six months ended June 30, 2023, the Company received funding of $1.2 million and $2.4 million, respectively, from Advaccine that was recorded as contra-research and development expense. No funding was received during the three and six months ended June 30, 2024.
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
During the three and six months ended June 30, 2024, the Company received funding of $101,000 from the ApolloBio Agreement that was recorded as revenue. There were no significant reimbursable program costs under the ApolloBio Agreement during the three and six months ended June 30, 2023.
Coalition for Epidemic Preparedness Innovations
The Company previously entered into agreements with CEPI, pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. In November 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI. For both the three and six months ended June 30, 2024, the Company received no funding related to these grants. During the three and six months ended June 30, 2023, the Company received funding of $303,000 and $1.9 million, respectively, related to these grants and recorded those payments as contra-research and development expense. As of each of June 30, 2024 and December 31, 2023, the Company had $2.2 million recorded as an accrued liability on the condensed consolidated balance sheet related to these CEPI grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. For both the three and six months ended June 30, 2024 the Company received no funding from CEPI related to these grants for INO-4800. During the three and six months ended June 30, 2023, the Company received funding of $135,000 and $188,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of DMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and six months ended June 30, 2024, the Company recorded $0 and $39,000, respectively, as contra-research and development expense related to the Gates DMAb grant. During the three and six months ended June 30, 2023, the Company recorded $12,000 and $70,000, respectively, as contra-research and development expense related to the Gates dMAb grant. As of June 30, 2024, the Company had $49,000 recorded as an accrued liability on the condensed consolidated balance sheet related to the grant.

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
 For the six months ended June 30, 2024 and 2023, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
The Company continues to exclusively license its SynCon® immunotherapy and CELLECTRA technology platform to Geneos to be used in the field of personalized, neoantigen-based therapy for cancer. The license agreement provides for potential royalty payments to the Company in the event that Geneos commercializes any products using the licensed technology. The Company is not obligated to use any of its assets to fund the future operations of Geneos.

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
INOVIO, CELLECTRA, the INOVIO logo, and our other trademarks or service marks appearing in this Quarterly Report are our property. Solely for convenience, the trademarks and trade names in this report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Products or service names of other companies mentioned in this Quarterly Report may be trademarks, trade names or service marks of their respective owners.
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

We use proprietary technology to design DNA plasmids which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational CELLECTRA delivery devices are designed to optimally deliver the plasmids into the body's cells.
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
In our completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% (26/32) of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment. Of these 32 patients, nine did not require surgical intervention during or after the dosing window. Patients in the trial had a median range of 4 surgeries (2-8) in the year prior to dosing. There was a statistically significant median decrease of three surgical interventions when comparing the year following treatment to the year prior to treatment. Treatment with INO-3107 generated a strong immune response in the trial, inducing activated CD4 T cells and activated CD8 T cells with lytic potential. T-cell responses were also observed at Week 52, indicating a persistent cellular memory response. INO-3107 was well tolerated by participants in the trial, resulting in mostly low-grade (Grade 1) treatment-emergent adverse effects such as injection site pain and fatigue.
In the fourth quarter of 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission. We previously expected to be able to submit our BLA by the end of 2024; however, during our device testing process we have recently identified a manufacturing issue involving the single use disposable administration component of the CELLECTRA 5PSP device that we plan to use in the confirmatory trial. We are currently working to resolve the manufacturing issue, but we now expect that the timing for submission of the BLA will likely be delayed until mid-2025.
We are developing INO-3112, a DNA medicine candidate targeting HPV 16/18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. The incidence of HPV-related throat cancer has increased rapidly in recent years in the United States, with an estimated 20,000 new cases each year. HPV-related throat cancer has surpassed cervical cancer as the most common HPV-related cancer. In the United States, men are four to five times more likely to be diagnosed with HPV-associated oropharyngeal cancers than women.
In January 2024, we announced a clinical collaboration and supply agreement with Coherus BioSciences, Inc. to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV16/18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial. The manufacturing issue with the single use disposable administration component of the CELLECTRA 5PSP device that is impacting INO-3107 will also need be resolved before we can commence the Phase 3 trial with INO-3112.
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
As of June 30, 2024, we had an accumulated deficit of $1.7 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. Total revenue was $101,000 for both the three and six months ended June 30, 2024, respectively, as compared to $226,000 and $341,000 for the three and six months ended June 30, 2023, respectively, all of which was derived under collaborative arrangements and other contracts.
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
The following table summarizes our research and development expense by product candidate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%
INO-3107	$11,043	$4,569	$6,474	142%
INO-5401 and other Immuno-oncology	1,563	6,414	(4,851)	(76)%
Other research and development programs (a)	397	2,955	(2,558)	(87)%
Engineering and device-related	4,839	1,775	3,064	173%
Stock-based compensation	590	1,272	(682)	(54)%
Other unallocated expenses (b)	4,659	6,758	(2,099)	(31)%
Research and development expense	$23,091	$23,743	$(652)	(3)%

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%
INO-3107	$18,689	$7,881	$10,808	137%
INO-5401 and other Immuno-oncology	3,584	7,613	(4,029)	(53)%
Other research and development programs (a)	1,020	17,744	(16,724)	(94)%
Engineering and device-related	8,590	4,213	4,377	104%
Stock-based compensation	1,650	2,753	(1,103)	(40)%
Other unallocated expenses (b)	10,468	13,717	(3,249)	(24)%
Research and development expense	$44,001	$53,921	$(9,920)	(18)%
(a) Net of contributions received from grant agreements and recorded as contra- research and development expense.
(b) Includes impairment of intangible assets of $2.0 million recorded in the second quarter of 2023.
The decrease in research and development expenses for the three and six-month periods year over year was primarily the result of:
•$733,000 and $7.4 million, respectively, in lower drug manufacturing and clinical study expenses related to INO-4800 after we discontinued this program in the fourth quarter of 2022;
•$1.4 million and $7.2 million, respectively, in lower employee and consultant compensation, including stock-based compensation, due to lower headcount;
•$1.1 million and $3.2 million, respectively, in lower drug manufacturing and engineering services related to other COVID-19 studies that we ceased after we discontinued development of INO-4800;
•$4.7 million and $4.7 million, respectively, in lower drug manufacturing expenses for other programs;
•$2.0 million related to the impairment charge on intangible assets in the second quarter of 2023 which did not recur during 2024;
•$712,000 and $1.7 million, respectively, in lower clinical study expenses related to VGX-3100 as we discontinued development of this product candidate in the third quarter of 2023;
•$183,000 and $1.5 million, respectively, in lower clinical study and subcontractor expenses related to our CEPI LASSA and MERS grants; and
•$490,000 and $745,000, respectively, in lower immunology and clinical study expenses related to INO-3107.
These decreases were offset by:
•$5.3 million and $8.5 million, respectively, in higher drug manufacturing related to INO-3107;
•$1.9 million and $3.0 million, respectively in higher engineering professional and outside services related to our device development;
•$1.8 million and $2.9 million, respectively, of higher expensed inventory; and
•$1.8 million and $4.7 million, respectively, of lower contra-research and development expense recorded from grant agreements.
Contributions received from current grant agreements and recorded as contra-research and development expense were $9,000 and $188,000 for the three and six months ended June 30, 2024, respectively, as compared to $1.8 million and $4.9 million for the three and six months ended June 30, 2023, respectively. The decrease for the three- and six-month periods year over year was primarily due to a decrease of $303,000 and $1.9 million, respectively, earned under the CEPI LASSA and MERS grants and $1.2 million and $2.4 million, respectively, in reimbursements from Advaccine.
General and administrative expenses. General and administrative expenses, which include business development expenses and patent expenses, were $10.2 million and $20.8 million for the three and six months ended June 30, 2024, respectively, as compared to $13.5 million and $27.4 million for the three and six months ended June 30, 2023, respectively. Decreases for the three- and six-month periods year over year included:
•$1.9 million and $3.9 million, respectively, in employee compensation, including employee and consultant stock-based compensation, due to lower headcount; and
•$1.2 million and $2.3 million, respectively, in legal expenses related to litigation matters settled in 2023 that did not recur in 2024.

Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2024 was $1.5 million and $3.9 million, of which $581,000 and $1.6 million was included in research and development expenses and $890,000 and $2.3 million was included in general and administrative expenses, respectively. Total employee and director stock-based compensation expense for the three and six months ended June 30, 2023 was $2.8 million and $6.4 million, respectively. Of these amounts, $1.3 million and $2.7 million, respectively, was included in research and development expenses, and $1.5 million and $3.7 million, respectively, was included in general and administrative expenses. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2024.
Interest income. Interest income for the three and six months ended June 30, 2024 was $1.3 million and $2.8 million, respectively, as compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2023, respectively. The decrease for the three- and six-month periods year over year was primarily due to a lower short-term investment balance.
Interest expense. Interest expense for the three and six months ended June 30, 2024 was $0 and $178,000, respectively, as compared to $313,000 and $627,000 for the three and six months ended June 30, 2023, respectively. The decrease was primarily due to lower interest expense on our senior convertible promissory notes that were repaid in full on March 1, 2024.
(Loss) gain on investment in affiliated entities. The (loss) gain resulted from the change in the fair market value of our investment in PLS of $(334,000) and $(460,000) for the three and six months ended June 30, 2024, respectively, as compared to $157,000 and $773,000 for the three and six months ended June 30, 2023, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized (loss) gain on available-for-sale equity securities. The net unrealized (loss) gain on available-for-sale equity securities for the three and six months ended June 30, 2024 of $(21,000) and $480,000, respectively, as compared to $923,000 and $4.1 million for the three and six months ended June 30, 2023, respectively, resulted from a change in the fair market value of the investments.
Other income (expense), net. Other income (expense), net, for the three and six months ended June 30, 2024 of $8,000 and $(675,000), respectively, as compared to $(1.4) million and $(3.9) million for the three and six months ended June 30, 2023, respectively, related primarily to the realized loss on short-term investments sold during the periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of June 30, 2024, we had cash, cash equivalents and short-term investments of $110.4 million and working capital of $91.2 million, as compared to $145.3 million and $110.5 million, respectively, as of December 31, 2023.
Cash Flows
Operating Activities
Net cash used in operating activities was $57.0 million and $69.0 million for the six months ended June 30, 2024 and 2023, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $55.3 million and $72.9 million for the six months ended June 30, 2024 and 2023, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $21.7 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively. The variance was primarily due to the net proceeds from the April 2024 Offering (defined below) of $33.2 million and net proceeds of $5.2 million from the sale of common stock under the 2021 Sales Agreement (defined below), offset by the repayment of our convertible senior notes of $16.4 million.
Issuances of Common Stock and Pre-Funded Warrants

On April 18, 2024, we closed an underwritten registered direct offering, or the Offering, relating to the issuance and sale of 2,536,258 shares at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock, or the Pre-Funded Warrants, at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with outside sales agents, or collectively, the Sales Agents, under which we were able to offer and sell shares of our common stock with aggregate gross proceeds of up to $300.0 million, through the Sales Agents.
During the three months ended March 31, 2024, we sold 543,620 shares of our common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, we sold 875,305 shares of our common stock under the 2021 Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. The registration statement relating to the shares of common stock issuable under the 2021 Sales Agreement has expired, and in August 2024 we terminated the 2021 Sales Agreement.
During the six months ended June 30, 2024, stock options to purchase 8,159 shares of common stock were exercised for aggregate net proceeds to us of $68,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $414,000. During the six months ended June 30, 2023, no stock options were exercised and tax payments of $457,000 were made related to net share settlement of RSU awards.
During the three months ended March 31, 2023, we issued 760,083 shares of common stock pursuant to a securities class action settlement, as described in Note 11 to our condensed consolidated financial statements included in this report.
Funding Requirements
As of June 30, 2024, we had an accumulated deficit of $1.7 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We believe that our current cash and short-term investments are sufficient to meet our planned working capital requirements for at least the next twelve months from the date of this report.
We expect our cash runway to extend into the third quarter of 2025, without giving effect to any further capital raising activities that we may undertake.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At June 30, 2024, we had approximately $5.1 million in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the six months ended June 30, 2024, except for the repayment in full of our convertible senior notes as described above, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first half of 2022, which has contributed to the unrealized loss of $3.5 million in the market value of our investment portfolio as of June 30, 2024.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the six months ended June 30, 2024 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We filed preliminary objections to the complaint, which were overruled. In September 2021, we filed an answer to the complaint, new matter, and counterclaims. Our counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. On October 18, 2021, GeneOne filed its answer to our counterclaims and new matter. On February 29, 2024, we filed a motion for summary judgment. On April 1, 2024, GeneOne filed an opposition to our motion for summary judgment. On June 28, 2024, the court denied the motion for summary judgment. A trial date for this litigation has not been set.
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
We have experienced significant operating losses over the last several years. As of June 30, 2024, our accumulated deficit was $1.7 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary smart device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
Our proprietary device and DNA medicine candidates will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote our proprietary device and DNA medicine candidates as combination products before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. If we do not receive regulatory approval for and successfully commercialize any products, we will not generate any revenues from sales of proprietary devices and DNA medicine products, and we may not be able to continue our operations.
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
Risks Related to Product Development, Manufacturing and Regulatory Approval
If we are unable to obtain FDA approval of our proprietary devices and DNA medicine candidates, we will not be able to commercialize them in the United States. In particular, because our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory agencies do not provide marketing authorization for our CELLECTRA delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device.
We need FDA approval prior to marketing our proprietary device and DNA medicine candidates as combination products in the United States. If we fail to obtain FDA approval to market our proprietary device and DNA medicine candidates as combination products, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.
This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our combination products as well as the evaluation of our device design, manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our proprietary device and DNA medicine candidates are both safe and effective for each indication for which approval is sought. In determining what is needed to demonstrate the safety and effectiveness of a combination product, the FDA takes into account the questions and considerations, reflected in the statutory and regulatory provisions associated with each constituent part in the FDA’s review of the combination product as a whole and its constituent parts. This includes how the constituent parts may interact and interrelate and is a complex process. To the extent that our DNA medicine candidates are manufactured at multiple sites or using different processes, we will also need to demonstrate comparability across the manufacturing batches in order to obtain regulatory approval. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals for our proprietary device and any of our DNA medicine candidates currently under development. Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.
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
Furthermore, because our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory agencies do not provide marketing authorization for our delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device. Such delays or failure to obtain marketing authorization for our devices would result in significant harm to our business.
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
Clinical testing is expensive and can take many years to complete, and its outcome is uncertain, particularly when the clinical testing involves combination products such as ours. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Results from one study may not be reflected or supported by the results of similar studies. Results of an animal study may not be indicative of results achievable in human studies. Human-use equipment and DNA medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors.

In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any human-use products.
Our product candidates could fail to complete the clinical trial process for many reasons, including the following:
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our proprietary device meets the standard of reasonable assurance of safety and effectiveness or that our product candidate is safe and effective for any indication;
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
•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or that of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and
•the regulations or marketing authorization and approval policies of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for marketing authorization or approval.
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
Our DNA medicines programs are in various stages of research and development, and currently include DNA medicine candidates in discovery, preclinical studies and Phase 1, 2 and 3 clinical trials. There are limited data regarding the efficacy of DNA medicine candidates compared with conventional therapies, including vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our DNA medicine candidates. The success of our efforts to develop and commercialize our DNA medicine candidates could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our DNA medicine candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale, particularly given the complexity concerning the manufacturing of combination products, or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products.
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
DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA delivery devices are a novel approach to administering medicines, and negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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
In addition, even if our product candidates receive regulatory approval from the FDA and similar regulatory agencies, the novelty of our CELLECTRA delivery devices may make it difficult to demonstrate to physicians and third-party payors that this delivery system is an appropriate approach for DNA medicines and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that our CELLECTRA delivery devices provide useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for, our DNA medicines.
If we and the contract manufacturers upon whom we rely fail to produce our proprietary devices and DNA medicine candidates in the volumes that we require on a timely basis, or at all, or if these contractors fail to comply with their obligations to us or with stringent regulations, we may face delays in the development and commercialization of our proprietary device and DNA medicine candidates.
We manufacture some components of our proprietary devices and utilize the services of contract manufacturers to manufacture the remaining components of these devices. We also rely on third party contract manufacturers to produce our DNA medicine candidates for use in our clinical trials and potentially for commercial distribution, if any product candidate is approved by regulatory authorities. The manufacture of these devices and our DNA medicine candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls that meet the relevant current good manufacturing practice (cGMP) requirements for combination products. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and DNA medicine candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, as part of the testing process required for BLA submission for INO-3107, we recently identified a manufacturing issue in the single use administration component of our CELLECTRA 5PSP device that we are working to resolve. However, the timeline on which we expect to be able to commence our confirmatory trial and submit our BLA for INO-3107 has been delayed as a result. There can be no assurance we will be able to rectify this manufacturing issue on the timeline we expect or at all or that we will not identify additional issues with our device that could further delay our planned regulatory submission or impair our ability to receive regulatory approval.
In addition, we previously relied on VGXI to manufacture DNA plasmids for our DNA medicine candidates before they became unable to produce the necessary plasmids due to a lack of manufacturing capacity. As a result, we had to engage several additional third-party contract manufacturers. However, there can be no assurance that we will be able to secure adequate additional manufacturing capacity for any of our DNA medicine candidates on commercially reasonable terms. Our inability to secure sufficient manufacturing capacity, or our inability to transfer necessary manufacturing know-how to third parties, would adversely affect our commercialization plans and could also harm our reputation.
Furthermore, any delay or interruption in the supply of clinical trial supplies for our DNA medicine candidates could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers' compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product is compromised due to our or our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to pass preapproval inspection of our manufacturing facilities and obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our products, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.
Our product candidates are combination products regulated under both the biologic and device regulations of the Public Health Service Act and Federal Food, Drug, and Cosmetic Act. Third-party manufacturers may not be able to comply with cGMP regulations, regulations applicable to biologic/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the quality system regulations, and any amendments thereto, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.
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
Even if FDA regulatory approval is obtained, regulators may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and devices and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our DNA medicine candidates, or the manufacturing facilities for our DNA medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue Warning Letters or untitled letters;
•initiate injunction actions;
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
Between July 2022 and January 2023, we undertook a corporate restructuring that resulted in a total reduction in headcount of more than 25% of our employees and a significant majority of our contractors. In August 2023 we announced a further headcount reduction of approximately 30%. As a result, our full-time employee headcount has declined from more than 300 employees in early 2022 to approximately 127 currently. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. During the second half of 2022, we experienced increased voluntary attrition after conducting the first reduction in force. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation.
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

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.
On August 5, 2024, we provided notice to BofA Securities, Inc., RBC Capital Markets, LLC and Oppenheimer & Co. Inc. to terminate the 2021 Sales Agreement described in Part I, Item 2 of this report. We sold an aggregate of 4,289,403 shares of our common stock pursuant to the 2021 Sales Agreement for net proceeds of $93.6 million.

ITEM 6.    EXHIBITS
(a)    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation with all amendments prior to December 31, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3, filed on July 23, 2014).

3.2
Certificate of Amendment to Certificate of Incorporation, effective as of January 24, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on January 25, 2024).

3.3	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on August 12, 2011).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.

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

Inovio Pharmaceuticals, Inc.

Date:	August 8, 2024	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 8, 2024	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)