Form 10-Q
period 2024-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2024-11-14
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,099,991 as of November 13, 2024.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2024

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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,687,480	$14,310,862
Short-term investments	63,117,288	130,982,913
Accounts receivable from affiliated entities	1,862,739	2,405,228
Prepaid expenses and other current assets	4,617,116	5,393,665
Prepaid expenses and other current assets from affiliated entity	—	20,432
Total current assets	91,284,623	153,113,100
Fixed assets, net	4,091,562	4,960,986
Investment in affiliated entity	2,644,226	2,780,287
Operating lease right-of-use assets	8,472,848	9,491,735
Other assets	566,415	605,315
Total assets	$107,059,674	$170,951,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,743,191	$19,847,744
Accounts payable and accrued expenses due to affiliated entity	1,834,266	1,070,519
Accrued clinical trial expenses	4,496,568	2,365,382
Operating lease liability	2,425,112	2,406,522
Grant funding liability	—	87,489
Grant funding liability from affiliated entity	—	21,918
Convertible senior notes	—	16,770,654
Total current liabilities	23,499,137	42,570,228
Operating lease liability, net of current portion	10,020,227	11,032,066
Total liabilities	33,519,364	53,602,294
Stockholders’ equity:
Preferred stock	—	—
Common stock	26,051	22,792
Additional paid-in capital	1,784,975,303	1,740,954,074
Accumulated deficit	(1,710,837,583)	(1,622,965,136)
Accumulated other comprehensive loss	(623,461)	(662,601)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	73,540,310	117,349,129
Total liabilities and stockholders’ equity	$107,059,674	$170,951,423

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue from collaborative arrangements and other contracts	$—	$388,446	$100,762	$729,359
Operating expenses:
Research and development	18,733,584	15,503,032	62,734,891	69,423,513
General and administrative	8,613,895	9,925,055	29,395,232	37,338,763
Impairment of goodwill	—	10,513,371	—	10,513,371
Total operating expenses	27,347,479	35,941,458	92,130,123	117,275,647
Loss from operations	(27,347,479)	(35,553,012)	(92,029,361)	(116,546,288)
Other income (expense):
Interest income	1,106,758	1,938,745	3,914,406	6,314,149
Interest expense	—	(313,488)	(177,833)	(940,464)
Gain (loss) on investment in affiliated entity	324,251	214,374	(136,061)	987,758
Net unrealized gain (loss) on available-for-sale equity securities	1,330,811	(219,337)	1,810,868	3,921,819
Other (expense) income, net	(579,819)	2,854	(1,254,466)	(3,850,688)
Net loss	$(25,165,478)	$(33,929,864)	$(87,872,447)	$(110,113,714)
Net loss per share
Basic and diluted (1)	$(0.89)	$(1.52)	$(3.35)	$(5.01)
Weighted average number of common shares used to compute net loss per share
Basic and diluted (1)	28,140,497	22,385,229	26,216,983	21,986,840

(1) Share and per share amounts have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.
See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(25,165,478)	$(33,929,864)	$(87,872,447)	$(110,113,714)
Other comprehensive loss:
Foreign currency translation	—	(2,109)	32,403	(4,403)
Unrealized gain (loss) on short-term investments, net of tax	66,075	(57,703)	6,737	(47,930)
Comprehensive loss	$(25,099,403)	$(33,989,676)	$(87,833,307)	$(110,166,047)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2024
	Preferred stock		Common stock (1)
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	543,620	544	5,224,589	—	—	5,225,133
Vesting of RSUs, net of tax payments	—	—	34,558	34	(174,282)	—	—	(174,248)
Stock-based compensation	—	—	—	—	2,525,433	—	—	2,525,433
Net loss	—	—	—	—	—	(30,469,871)	—	(30,469,871)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46,016)	(46,016)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at March 31, 2024	9	$—	23,371,253	$23,370	$1,748,529,814	$(1,653,435,007)	$(676,214)	$94,441,963
Issuance of common stock for cash, net of financing costs	—	—	2,536,258	2,536	17,057,132	—	—	17,059,668
Issuance of pre-funded warrants for cash, net of financing costs	—	—	—	—	16,146,397	—	—	16,146,397
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	56,033	56	(172,510)	—	—	(172,454)
Stock-based compensation	—	—	—	—	1,514,053	—	—	1,514,053
Net loss	—	—	—	—	—	(32,237,098)	—	(32,237,098)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(13,322)	(13,322)
Balance at June 30, 2024	9	$—	25,963,544	$25,962	$1,783,074,886	$(1,685,672,105)	$(689,536)	$96,739,207
Issuance of common stock for cash, net of financing costs	—	—	86,361	86	666,980	—	—	667,066
Vesting of RSUs, net of tax payments	—	—	2,547	3	(6,421)	—	—	(6,418)
Stock-based compensation	—	—	—	—	1,239,858	—	—	1,239,858
Net loss	—	—	—	—	—	(25,165,478)	—	(25,165,478)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	66,075	66,075
Balance at September 30, 2024	9	$—	26,052,452	$26,051	$1,784,975,303	$(1,710,837,583)	$(623,461)	$73,540,310

	Three and Nine Months Ended September 30, 2023
	Preferred stock		Common stock (1)
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	9	$—	21,090,938	$21,090	$1,710,888,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	760,083	760	13,999,240	—	—	14,000,000
Vesting of RSUs, net of tax payments	—	—	43,901	44	(424,748)	—	—	(424,704)
Stock-based compensation	—	—	—	—	3,809,003	—	—	3,809,003
Net loss	—	—	—	—	—	(40,649,317)	—	(40,649,317)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	117,862	117,862
Foreign currency translation	—	—	—	—	—	—	(1,918)	(1,918)
Balance at March 31, 2023	9	$—	21,894,922	$21,894	$1,728,271,686	$(1,528,497,101)	$(582,797)	$199,213,682
Issuance of common stock for cash, net of financing costs	—	—	425,429	425	2,914,754	—	—	2,915,179
Vesting of RSUs, net of tax payments	—	—	19,077	19	(32,311)	—	—	(32,292)
Stock-based compensation	—	—	—	—	2,917,997	—	—	2,917,997
Net loss	—	—	—	—	—	(35,534,533)	—	(35,534,533)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(108,089)	(108,089)
Foreign currency translation	—	—	—	—	—	—	(376)	(376)
Balance at June 30, 2023	9	$—	22,339,428	$22,338	$1,734,072,126	$(1,564,031,634)	$(691,262)	$169,371,568
Issuance of common stock for cash, net of financing costs	—	—	134,418	134	708,149	—	—	708,283
Vesting of RSUs, net of tax payments	—	—	3,772	4	(9,654)	—	—	(9,650)
Stock-based compensation	—	—	—	—	2,079,188	—	—	2,079,188
Net loss	—	—	—	—	—	(33,929,864)	—	(33,929,864)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(57,703)	(57,703)
Foreign currency translation	—	—	—	—	—	—	(2,109)	(2,109)
Balance at September 30, 2023	9	$—	22,477,618	$22,476	$1,736,849,809	$(1,597,961,498)	$(751,074)	$138,159,713

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-12 reverse stock split effected in January 2024 on a retroactive basis for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(87,872,447)	$(110,113,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,335,326	2,051,962
Amortization of intangible assets	—	145,417
Amortization of operating lease right-of-use assets	1,018,887	1,130,932
Impairment of goodwill	—	10,513,371
Impairment of intangible assets	—	1,984,444
Non-cash stock-based compensation	5,279,344	8,806,188
Non-cash interest on senior convertible notes	(355,654)	(126,511)
Amortization of discounts on investments	(1,510,276)	(3,641,765)
Loss on sales of short-term investments	1,278,959	3,853,691
Loss on disposal of fixed assets	21,930	364,422
Loss (gain) on equity investment in affiliated entity	136,061	(987,758)
Net unrealized gain on available-for-sale equity securities	(1,810,868)	(3,921,819)
Changes in operating assets and liabilities:
Accounts receivable from affiliated entities	542,489	9,594,021
Prepaid expenses and other current assets, including from affiliated entities	796,981	39,285,174
Other assets	38,900	78,729
Accounts payable and accrued expenses, including due to affiliated entities	(4,340,806)	(50,641,862)
Accrued clinical trial expenses	2,131,186	(5,582,888)
Operating lease right-of-use assets and liabilities, net	(993,249)	(2,147,175)
Grant funding liability, including from affiliated entity	(109,407)	1,265,375
Net cash used in operating activities	(84,412,644)	(98,089,766)
Cash flows from investing activities:
Purchases of investments	(54,138,027)	(174,250,213)
Proceeds from sale or maturity of investments	124,052,574	235,912,707
Purchases of capital assets	(487,832)	(320,898)
Proceeds from sale of capital assets	—	6,071,000
Net cash provided by investing activities	69,426,715	67,412,596
Cash flows from financing activities:
Repayment of convertible senior notes	(16,415,000)	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	16,146,397	—
Proceeds from issuance of common stock, net of issuance costs	22,951,867	3,623,462
Proceeds from stock option exercises	67,675	—
Taxes paid related to net share settlement of equity awards	(420,795)	(466,646)
Net cash provided by financing activities	22,330,144	3,156,816
Effect of exchange rate changes on cash and cash equivalents	32,403	(4,403)
Increase in cash and cash equivalents	7,376,618	(27,524,757)
Cash and cash equivalents, beginning of period	14,310,862	46,329,359
Cash and cash equivalents, end of period	$21,687,480	$18,804,602

Supplemental disclosures:
Interest paid	$533,487	$1,066,975
Issuance of common stock as part of litigation settlement	$—	$14,000,000
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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and nine months ended September 30, 2024 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of September 30, 2024 and December 31, 2023, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $25.2 million and $87.9 million for the three and nine months ended September 30, 2024, respectively. The Company had working capital of $67.8 million and an accumulated deficit of $1.7 billion as of September 30, 2024. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
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
Going Concern
The Company’s cash, cash equivalents and short-term investments of $84.8 million as of September 30, 2024 are expected to be sufficient to support the Company's planned operations into the third quarter of 2025. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the Offering described above, and the receipt of net proceeds of $667,000 and $5.5 million under Sales Agreements during the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and the Company may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the third quarter of 2025. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of September 30, 2024 and December 31, 2023:

		As of September 30, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$36,127,635	$—	$(1,712,020)	$34,415,615
U.S. treasury securities	Less than 1	24,812,301	16,999	—	24,829,300
Certificates of deposit	Less than 1	2,979,932	10,242	(285)	2,989,889
U.S. agency mortgage-backed securities	*	1,270,330	—	(387,846)	882,484
		$65,190,198	$27,241	$(2,100,151)	$63,117,288

		As of December 31, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$55,389,289	$—	$(3,522,888)	$51,866,401
U.S. treasury securities	Less than 1	75,164,782	24,938	—	75,189,720
Certificates of deposit	Less than 1	2,978,917	11,709	(300)	2,990,326
U.S. agency mortgage-backed securities	*	1,340,439	—	(403,973)	936,466
		$134,873,427	$36,647	$(3,927,161)	$130,982,913
*No single maturity date.
During the three and nine months ended September 30, 2024, the Company recorded gross realized gains on investments of $200 and $700, respectively, and gross realized losses on investments of $587,000 and $1.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded gross realized gains on investments of $300 and $800, respectively, and gross realized losses on investments of $500 and $3.9 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded net unrealized gains on available-for-sale equity securities of $1.3 million and $1.8 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded net unrealized (losses) gains on available-for-sale equity securities of $(219,000) and $3.9 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30,

2024 and 2023. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2024, the Company had 19 available-for-sale securities with an aggregate total unrealized loss of $2.1 million. Of these securities, all had been in a loss position for longer than 12 months as of September 30, 2024.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2024 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2024, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2024:

	Fair Value Measurements at
	September 30, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$34,415,615	$34,415,615	$—	$—
U.S. treasury securities	24,829,300	24,829,300	—	—
Certificates of deposit	2,989,889	—	2,989,889	—
U.S. agency mortgage-backed securities	882,484	—	882,484	—
Total short-term investments	63,117,288	59,244,915	3,872,373	—

Investment in affiliated entity	2,644,226	2,644,226	—	—
Total assets measured at fair value	$65,761,514	$61,889,141	$3,872,373	$—

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

Level 1 assets at September 30, 2024 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at September 30, 2024 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2024 or December 31, 2023.

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid clinical expenses (a)	$2,264,051	$3,410,442
Other prepaid expenses	2,353,065	1,983,223
	$4,617,116	$5,393,665

Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Trade accounts payable	$3,551,234	$3,577,826
Accrued compensation	9,918,354	9,837,104
Other accrued expenses (b)	1,273,603	6,432,814
	$14,743,191	$19,847,744

(a) As of September 30, 2024 and December 31, 2023, balance included $95,000 and $1.5 million, respectively, of prepaid manufacturing expenses.

(b)    As of September 30, 2024 and December 31, 2023, balance included $0 and $4.3 million, respectively, of liability for unused grant funding.

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
For the nine months ended September 30, 2024, the Company recognized $178,000 of interest expense related to the Notes, all of which related to the contractual interest coupon. For the three and nine months ended September 30, 2023, the Company recognized $313,000 and $940,000, respectively, of interest expense related to the Notes, of which $267,000 and $800,000, respectively, related to the contractual interest coupon.

7. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2024 and December 31, 2023:

			Outstanding as of
	Authorized	Issued	September 30, 2024	December 31, 2023
Common Stock, par value $0.001 per share	600,000,000	26,052,452	26,052,452	22,793,075
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Offering of Common Stock and Pre-Funded Warrants
On April 18, 2024, the Company closed the Offering of Shares and Pre-Funded Warrants (see “Liquidity” in Note 2 above). As the Pre-Funded Warrants are indexed to the Company's own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company's condensed consolidated balance sheet as of June 30, 2024.
Each Pre-Funded Warrant has an initial exercise price per share of $0.001, subject to certain adjustments. The Pre-Funded Warrants may be exercised at any time until exercised in full. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants. As of September 30, 2024, no Pre-Funded Warrants had been exercised.
At-The-Market Sales Agreements
On August 13, 2024, the Company entered into an Equity Distribution Agreement (the "2024 Sales Agreement") with an outside sales agent (the "Sales Agent") for the offer and sale of its common stock for an aggregate offering price of up to $60.0 million. The 2024 Sales Agreement provides that the Sales Agent is entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agent under the 2024 Sales Agreement, and the Company has provided the Sales Agent with certain indemnification rights.
During the three months ended September 30, 2024, the Company sold 86,361 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.84 per share, resulting in aggregate net proceeds of $667,000. As of September 30, 2024, there was $59.3 million of remaining capacity under the 2024 Sales Agreement.
On November 9, 2021, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with outside sales agents (collectively, the “Sales Agents”) for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the Sales Agents were entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the 2021 Sales Agreement. During the three months ended March 31, 2024, the Company sold 543,620 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, the Company sold 875,305 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. The 2021 Sales Agreement was terminated in August 2024 in connection with the entry into the 2024 Sales Agreement described above.
Other Issuances of Common Stock
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
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 1,166,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At September 30, 2024, the Company had 873,434 shares of common stock available for future grant under the 2023 Plan, 176,279 shares underlying outstanding RSUs and 265,191 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
At September 30, 2024, the Company had 129,000 shares underlying outstanding but unvested RSUs and options outstanding to purchase 905,952 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years. Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At September 30, 2024, the Company had 85,994 shares of common stock available for future grant under the 2022 Inducement Plan, 20,829 shares underlying outstanding but unvested RSUs and options outstanding to purchase 52,018 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2024, the Company had options outstanding to purchase 96,608 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

8. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The outstanding Pre-Funded Warrants (see Note 7) are included in the weighted-average common shares outstanding in the basic net loss per share calculation for the three and nine months ended September 30, 2024 given their nominal exercise price.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the Notes previously issued by the Company (discussed in Note 6) was considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per share were the same, as the assumed exercise or settlement of stock options, service-based RSUs, performance-and market-based RSUs and the potentially dilutive shares issuable upon conversion of the Notes prior to their repayment on March 1, 2024 would have been anti-dilutive.
Basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 are calculated as follows:

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(25,165,478)	$(33,929,864)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	26,005,020	22,385,229
Weighted-average pre-funded warrants	2,135,477	—
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	28,140,497	22,385,229
Net loss per share
Basic and diluted	$(0.89)	$(1.52)

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(87,872,447)	$(110,113,714)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	24,923,227	21,986,840
Weighted-average pre-funded warrants	1,293,756	—
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	26,216,983	21,986,840
Net loss per share
Basic and diluted	$(3.35)	$(5.01)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Nine Months Ended September 30
	2024	2023
Options to purchase common stock	1,319,769	1,209,989
Service-based restricted stock units	326,108	277,440
Performance-and market-based restricted stock units	83,800	—
Convertible preferred stock	275	275
Convertible notes	—	254,165
Total	1,729,952	1,741,869

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.86%	4.11%	4.21%	4.05%
Expected volatility	106%	101%	105%	100%
Expected life in years	5.6	5.6	5.5	5.5
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 was $1.2 million and $5.1 million, respectively, of which

$581,000 and $2.2 million, respectively, was included in research and development expenses, and $619,000 and $2.9 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 was $1.9 million and $8.3 million, respectively, of which $846,000 and $3.5 million, respectively, was included in research and development expenses, and $1.1 million and $4.8 million, respectively, was included in general and administrative expenses.
At September 30, 2024, there was $2.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $7.96 and $7.01 for employee and director stock options granted during the three and nine months ended September 30, 2024, respectively, and $5.04 and $11.28 for the three and nine months ended September 30, 2023, respectively.
At September 30, 2024, there was $2.6 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share was $9.97 and $8.68 for service-based RSUs granted during the three and nine months ended September 30, 2024, respectively and $6.36 and $10.32 for the three and nine months ended September 30, 2023, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2024 was $40,000 and $186,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2023 was $153,000 and $519,000, respectively.
Performance-and Market-Based RSUs
In 2024, the Company granted performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of September 30, 2024, 83,800 performance-and market-based RSU's were outstanding.
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
The number of Market-based RSUs, if any, actually earned based on the achievement of the Relative TSR goal may range from 50% of the target number of RSUs for performance at a specified threshold percentile, to 100% of the target number of RSUs for performance at the target percentile, and up to 150% of the target number of RSUs for performance at or above a specified maximum percentile. In the event that actual Relative TSR performance is between the threshold and target levels or between the target and maximum levels, the number of RSUs earned based on Relative TSR will be determined based on linear interpolation between the specified percentiles. If the Company’s actual Relative TSR performance is below the threshold percentile, then no RSUs would be earned based on Relative TSR. The number of RSUs earned based on Relative TSR may not exceed the target number of RSUs eligible to vest based on Relative TSR if the Company’s total stockholder return is negative for the Performance Period.
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
The grant date fair value of the Milestone-based RSUs was $629,000 based on the grant date closing price per share of $10.96. As of September 30, 2024, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three and nine months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For the three and nine months ended September 30, 2024, the Company recognized $18,000 and $26,000, respectively, in stock-based compensation for the Market-based RSUs.

10. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of September 30, 2024, representing an ownership interest of 17.8%, and one of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
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
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of DMAbs as countermeasures for COVID-19. In August 2024, the sub-grant was amended to a total of $12.5 million in funding through September 2025.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2024, the Company recorded $153,000 and $302,000, respectively, and for the three and nine months ended September 30, 2023, the Company recorded $316,000 and $705,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to collaborative research agreements. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2024 were $296,000 and $1.3 million, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2023 were $407,000 and $1.3 million, respectively. At September 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $1.9 million and $2.4 million, respectively, and an accounts payable and accrued liability balance of $1.8 million and $1.1 million, respectively, related to Wistar. At September 30, 2024 and December 31, 2023, the Company recorded $0 and $22,000, respectively, as deferred grant funding on its condensed consolidated balance sheet related to Wistar.

11. Commitments and Contingencies
Leases

The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2024 of 2.7 to 5.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of September 30, 2024, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2024	$873,000
2025	3,483,000
2026	3,555,000
2027	2,955,000
2028	2,310,000
Thereafter	2,132,000
Total remaining lease payments	15,308,000
Less: present value adjustment	(2,863,000)
Total operating lease liabilities	12,445,000
Less: current portion	(2,425,000)
Long-term operating lease liabilities	$10,020,000

Weighted-average remaining lease term	4.6 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 were $662,000 and $2.0 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 were $851,000 and $2.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
Following an appeal by the Company, in July 2020, VGXI filed counterclaims against the Company, alleging that the Company had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. VGXI also filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that the Company had engaged to provide services similar to those that were being provided by VGXI, but VGXI later discontinued its third-party claims. The Company filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. In October 2020, the Company filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
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

12. Collaborative Agreements
Advaccine Biopharmaceuticals Suzhou Co., Ltd.
In December 2020, the Company entered into a Collaboration and License Agreement with Advaccine Biopharmaceuticals Suzhou Co., Ltd. (“Advaccine”), which was amended and restated in June 2021 (as amended and restated, the “Advaccine Agreement”). Under the terms of the Advaccine Agreement, the Company granted to Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”) and 33 additional countries in Asia. The June 2021 amendment related to a collaboration between the Company and Advaccine to jointly conduct a global Phase 3 segment of the Company’s clinical trial of INO-4800 that was planned. The parties were jointly participating in the trial and were to equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. Advaccine agreed to be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. In the fourth quarter of 2022, the Company discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. Advaccine continues to develop INO-4800 with its own resources under the terms of the Advaccine Agreement.
In connection with the June 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the June 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. For the three and nine months ended September 30, 2023, the Company received funding of $1.2 million and $3.6 million, respectively, from Advaccine that was recorded as contra-research and development expense. No funding was received during the three and nine months ended September 30, 2024.
ApolloBio Corporation
In December 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), which was amended in June 2023. Under the terms of the ApolloBio Agreement, the Company granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories.
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
During the three and nine months ended September 30, 2024, the Company received funding of $0 and $101,000, respectively, from the ApolloBio Agreement that was recorded as revenue. During the three and nine months ended September 30, 2023, the Company received funding of $238,000 and $243,000, respectively, from the ApolloBio Agreement that was recorded as revenue.
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
For both the three and nine months ended September 30, 2024, the Company received funding of $1.6 million related to the final close-out of these grants, which was recorded as contra-research and development expense. During the three and nine months ended September 30, 2023, the Company received funding of $0 and $1.8 million, respectively, related to these grants.
In January 2020, CEPI awarded the Company a grant of up to $9.0 million to support preclinical and clinical development of INO-4800 through Phase 1 human testing in the United States. In April 2020, CEPI awarded the Company a grant of $6.9 million to work with the International Vaccine Institute ("IVI") and the Korea National Institute of Health ("KNIH") to conduct clinical trials of INO-4800 in South Korea, a grant of $5.0 million to accelerate development of the Company's next-generation intradermal electroporation device, known as CELLECTRA 3PSP, for the intradermal delivery of INO-4800, and a grant of $1.3 million to support large-scale manufacturing of INO-4800. During the three and nine months ended September 30, 2023, the Company received funding of $8,000 and $196,000, respectively, from CEPI related to these grants for INO-4800 and recorded such amounts as contra-research and development expense. For both the three and nine months ended September 30, 2024, the Company received no funding from CEPI related to these grants.
Bill & Melinda Gates Foundation
In October 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In August 2019, Gates funded an additional $1.1 million for the project. During the three and nine months ended September 30, 2024, the Company recorded $0 and $39,000, respectively, as contra-research and development expense related to the Gates dMAb grant. During the three and nine months ended September 30, 2023, the Company recorded $0 and $70,000, respectively, as contra-research and development expense related to the grant.

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
 For the nine months ended September 30, 2024 and 2023, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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

15. Subsequent Events
From October 1, 2024 through the date these financial statements were issued, the Company sold 47,539 shares of common stock under the 2024 Sales Agreement at a weighted average price of $5.52 per share, for net proceeds of $258,000.

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
In the fourth quarter of 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission. We previously expected to be able to submit our BLA by the end of 2024; however, during our device testing process we identified a manufacturing issue involving the single use disposable administration component of the CELLECTRA 5PSP device that we plan to use in the confirmatory trial. We are currently working to resolve the manufacturing issue, but we now expect that the timing for submission of the BLA will likely be delayed until mid-2025.
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
As of September 30, 2024, we had an accumulated deficit of $1.7 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. Total revenue was $0 and $101,000 for the three and nine months ended September 30, 2024, respectively, as compared to $388,000 and $729,000 for the three and nine months ended September 30, 2023, respectively, all of which was derived under collaborative arrangements and other contracts.
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
The following table summarizes our research and development expense by product candidate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%
INO-3107	$7,009	$4,617	$2,392	52%
INO-5401 and other Immuno-oncology	1,727	2,211	(484)	(22)%
Other research and development programs (a)	(1,120)	(1,095)	(25)	2%
Engineering and device-related	5,603	2,398	3,205	134%
Stock-based compensation	590	875	(285)	(33)%
Other unallocated expenses	4,925	6,497	(1,572)	(24)%
Research and development expense	$18,734	$15,503	$3,231	21%

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%
INO-3107	$25,698	$12,498	$13,200	106%
INO-5401 and other Immuno-oncology	5,310	9,823	(4,513)	(46)%
Other research and development programs (a)	(292)	16,650	(16,942)	(102)%
Engineering and device-related	14,193	6,611	7,582	115%
Stock-based compensation	2,241	3,628	(1,387)	(38)%
Other unallocated expenses (b)	15,585	20,214	(4,629)	(23)%
Research and development expense	$62,735	$69,424	$(6,689)	(10)%
(a) Net of contributions received from grant agreements and recorded as contra- research and development expense.
(b) Includes impairment of intangible assets of $2.0 million recorded in the second quarter of 2023.

The increase in research and development expenses for the three-month period year over year was primarily the result of:
•$2.9 million in higher drug manufacturing related to INO-3107;
•$2.2 million in higher engineering professional and outside services related to our device development; and
•$1.7 million of higher expensed inventory.
These increases were offset by:
•$2.3 million in lower employee and consultant compensation, including stock-based compensation, due to lower headcount;
•$939,000 in lower drug manufacturing expenses for other programs; and
•$829,000 in lower immunology and clinical study expenses related to INO-3107.
The decrease in research and development expenses for the nine-month period year over year was primarily the result of:
•$9.4 million in lower employee and consultant compensation, including stock-based compensation, due to lower headcount;
•$7.3 million in lower drug manufacturing and clinical study expenses related to INO-4800 after we discontinued this program in the fourth quarter of 2022;
•$5.6 million in lower drug manufacturing expenses for other programs;
•$3.3 million in lower drug manufacturing and engineering services related to other COVID-19 studies that we ceased after we discontinued development of INO-4800;
•$2.0 million related to the impairment charge on intangible assets in the second quarter of 2023 which did not recur during 2024;
•$1.6 million in lower immunology and clinical study expenses related to INO-3107;
•$1.3 million in lower clinical study expenses related to VGX-3100 as we discontinued development of this product candidate in the third quarter of 2023; and
•$1.3 million in lower clinical study and subcontractor expenses related to our CEPI LASSA and MERS grants.
These decreases were offset by:
•$11.0 million in higher drug manufacturing related to INO-3107;
•$5.2 million in higher engineering professional and outside services related to our device development;
•$4.6 million of higher expensed inventory; and
•$4.4 million of lower contra-research and development expense recorded from grant agreements.
Contributions received from current grant agreements and recorded as contra-research and development expense were $1.8 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $1.4 million and $6.4 million for the three and nine months ended September 30, 2023, respectively. The decrease for the nine-

month period year over year was primarily due to decreases of $3.6 million and $403,000, respectively, in reimbursements from Advaccine and expenses earned under the sub-grants through Wistar, among other variances.
General and administrative expenses. General and administrative expenses, which include business development expenses and patent expenses, were $8.6 million and $29.4 million for the three and nine months ended September 30, 2024, respectively, as compared to $9.9 million and $37.3 million for the three and nine months ended September 30, 2023, respectively. Decreases for the three- and nine-month periods year over year included:
•$955,000 and $4.8 million, respectively, in employee compensation, including employee and consultant stock-based compensation, due to lower headcount and lower weighted average grant date fair value for the awards granted during 2024; and
•$465,000 and $2.8 million, respectively, in legal expenses related to litigation matters settled in 2023 that did not recur in 2024.
Impairment of goodwill. In September 2023, we concluded our goodwill was impaired due to a sustained decline in our stock price and related market capitalization, and a general decline in equity values in the biotechnology industry. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $10.5 million during the three months ended September 30, 2023.
Stock-based compensation. Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2024 was $1.2 million and $5.1 million, of which $581,000 and $2.2 million was included in research and development expenses and $619,000 and $2.9 million was included in general and administrative expenses, respectively. Total employee and director stock-based compensation expense for the three and nine months ended September 30, 2023 was $1.9 million and $8.3 million, respectively. Of these amounts, $846,000 and $3.5 million, respectively, was included in research and development expenses, and $1.1 million and $4.8 million, respectively, was included in general and administrative expenses. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2024.
Interest income. Interest income for the three and nine months ended September 30, 2024 was $1.1 million and $3.9 million, respectively, as compared to $1.9 million and $6.3 million for the three and nine months ended September 30, 2023, respectively. The decrease for the three- and nine-month periods year over year was primarily due to a lower short-term investment balance.
Interest expense. Interest expense for the three and nine months ended September 30, 2024 was $0 and $178,000, respectively, as compared to $313,000 and $940,000 for the three and nine months ended September 30, 2023, respectively. The decrease was primarily due to lower interest expense on our senior convertible promissory notes that were repaid in full on March 1, 2024.
Gain (loss) on investment in affiliated entity. The gain (loss) resulted from the change in the fair market value of our investment in PLS of $324,000 and $(136,000) for the three and nine months ended September 30, 2024, respectively, as compared to $214,000 and $988,000 for the three and nine months ended September 30, 2023, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and nine months ended September 30, 2024 of $1.3 million and $1.8 million, respectively, as compared to $(219,000) and $3.9 million for the three and nine months ended September 30, 2023, respectively, resulted from a change in the fair market value of the investments.
Other (expense) income, net. Other (expense) income, net, for the three and nine months ended September 30, 2024 of $(580,000) and $(1.3) million, respectively, as compared to $3,000 and $(3.9) million for the three and nine months ended September 30, 2023, respectively, related primarily to the realized loss on short-term investments sold during the periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of September 30, 2024, we had cash, cash equivalents and short-term investments of $84.8 million and working capital of $67.8 million, as compared to $145.3 million and $110.5 million, respectively, as of December 31, 2023.
Cash Flows

Operating Activities
Net cash used in operating activities was $84.4 million and $98.1 million for the nine months ended September 30, 2024 and 2023, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $69.4 million and $67.4 million for the nine months ended September 30, 2024 and 2023, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $22.3 million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively. The variance was primarily due to the net proceeds from the April 2024 Offering (defined below) of $33.2 million and net proceeds of $5.9 million from the sale of common stock under the 2021 and 2024 Sales Agreements (defined below), offset by the repayment of our convertible senior notes of $16.4 million.
Offering of Common Stock and Pre-Funded Warrants
On April 18, 2024, we closed an underwritten registered direct offering, or the Offering, relating to the issuance and sale of 2,536,258 shares at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock, or the Pre-Funded Warrants, at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
At-The-Market Sales Agreements
On August 13, 2024, we entered into an Equity Distribution Agreement, or the 2024 Sales Agreement, with an outside sales agent, or Sales Agent, for the offer and sale of our common stock for an aggregate offering price of up to $60.0 million. The 2024 Sales Agreement provides that the Sales Agent is entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agent under the 2024 Sales Agreement, and we have provided the Sales Agent with certain indemnification rights.
During the three months ended September 30, 2024, we sold 86,361 shares of common stock under the 2024
Sales Agreement. The sales were made at a weighted average price of $7.84 per share, resulting in aggregate net proceeds of
$667,000. As of September 30, 2024, there was $59.3 million of remaining capacity under the 2024 Sales Agreement.
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with outside sales agents, under which we were able to offer and sell shares of our common stock with aggregate gross proceeds of up to $300.0 million.
During the three months ended March 31, 2024, we sold 543,620 shares of our common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, we sold 875,305 shares of our common stock under the 2021 Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. We terminated the 2021 Sales Agreement in August 2024 in connection with the entry into the 2024 Sales Agreement described above.
Other Issuances of Common Stock
During the nine months ended September 30, 2024, stock options to purchase 8,159 shares of common stock were exercised for aggregate net proceeds to us of $68,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $421,000. During the nine months ended September 30, 2023, no stock options were exercised and tax payments of $467,000 were made related to net share settlement of RSU awards.
During the three months ended March 31, 2023, we issued 760,083 shares of common stock pursuant to a securities class action settlement, as described in Note 11 to our condensed consolidated financial statements included in this report.
Funding Requirements
As of September 30, 2024, we had an accumulated deficit of $1.7 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We expect our cash runway to extend into the third quarter of 2025, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2025. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At September 30, 2024, we had approximately $2.0 million in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the nine months ended September 30, 2024, except for the repayment in full of our convertible senior notes as described above, there have been no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. During much of 2022 and 2023, there was a pronounced overall increase in prevailing interest rates in the United States compared to the first half of 2022, which has contributed to the unrealized loss of $2.1 million in the market value of our investment portfolio as of September 30, 2024.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the nine months ended September 30, 2024 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Following our appeal, in July 2020 VGXI filed counterclaims against us, alleging that we had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from us. VGXI also filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that we had engaged to provide services similar to those that were being provided by VGXI, but VGXI later discontinued its third-party claims. We filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. In October 2020, we filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
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
We have experienced significant operating losses over the last several years. As of September 30, 2024, our accumulated deficit was $1.7 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
•the cost to commercialize any product that obtains regulatory approval;
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
Clinical testing is expensive and can take many years to complete, and its outcome is uncertain, particularly when the clinical testing involves drug and device combination products such as ours. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Results from one study may not be reflected or supported by the results of similar studies. Results of an animal study may not be indicative of results achievable in human studies. Human-use equipment and DNA medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any products for use in humans.
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
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, as part of the testing process required for BLA submission for INO-3107, we identified a manufacturing issue in the single use administration component of our CELLECTRA 5PSP device that we are working to resolve. However, the timeline on which we expect to be able to commence our confirmatory trial and submit our BLA for INO-3107 has been delayed as a result. There can be no assurance we will be able to rectify this manufacturing issue on the timeline we expect or at all or that we will not identify additional issues with our device that could further delay our planned regulatory submission or impair our ability to receive regulatory approval.

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
Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, China's "zero COVID" policy caused delays in Advaccine’s conduct of clinical trials for INO-4800 in China under our collaboration with them, which in turn resulted in delays in obtaining clinical data to evaluate the safety and potential efficacy of INO-4800. In addition, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on ApolloBio or Advaccine, which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, including the threat of a trade war between the United States and China, could lead to supply chain disruptions or increased costs for clinical materials manufactured in China that are necessary for our development efforts. Certain Chinese biotechnology companies and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact our ability to secure the materials we need for our product candidates. For example, the recently proposed BIOSECURE Act that was passed by the U.S. House of Representatives in September 2024, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We may also be exposed to fluctuations in the value of the local currency in China. These disruptions, failures or uncertainties may have adverse impacts on the development of our product candidates, our ability to commercialize our DNA medicine candidates, if approved, our business operations, our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.
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

ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

Inovio Pharmaceuticals, Inc.

Date:	November 14, 2024	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 14, 2024	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)