Form 10-K
period 2024-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2025-03-18
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2024 was approximately $208.0 million based on $8.08 per share, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Capital Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 36,667,221 as of March 12, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

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
•If we are unable to obtain FDA approval of our proprietary devices and DNA medicine candidates, we will not be able to commercialize them in the United States. In particular, because our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory authorities do not provide marketing authorization for our CELLECTRA delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device.
•DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA delivery devices are a novel approach to administering medicines. Negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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
•We have agreements with government agencies that are subject to termination and uncertain future funding. Termination or cessation of funding could have a negative impact on our ability to develop some of the product candidates in our pipeline and/or require us to seek alternative funding sources to advance those candidates.
•We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
•We face intense and increasing competition and steps taken by our competitors, such as the introduction of a new, disruptive technology may impede our ability to develop and commercialize our DNA medicines.
•We have entered into collaborations with Chinese companies and may rely on clinical materials manufactured in China for our development efforts. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
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

Company Overview
We are a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from HPV-associated diseases, cancer and infectious diseases. Our platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
We use proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational CELLECTRA® devices are designed to deliver the plasmids into the body’s cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
Our lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis (RRP) a chronic, rare and debilitating disease caused by HPV-6 and HPV-11. RRP is characterized by the recurring growth of small wart-like growths called papillomas in the respiratory tract. Although mostly benign, these papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. The standard of care for RRP is repeated invasive surgery and patients have expressed that even one less surgery would be life-changing. The most widely cited U.S. epidemiology data, published in 1995, estimated that there were 14,000 active cases for both adults and juveniles, and about 1.8 new cases per 100,000 adults each year.
RRP patients are unable to mount an effective immune response to HPV-6 and HPV-11, leading to chronic disease. INO-3107 has the potential to induce a targeted immune response, enabling the body to generate new T-cells that travel to HPV-infected airway tissue to seek out and kill HPV-6 and HPV-11 infected cells. In a Phase 1/2 trial (RRP-001) of 32 participants, INO-3107 reduced the number of surgeries patients faced by helping prevent or slow papilloma growth. Of the 32 participants in the trial, 26 of them (81.3%) experienced a reduction in the number of surgical interventions in the year following administration of INO-3107 when compared with the year prior to treatment. Of these 32 patients, nine did not require surgical intervention during or after the dosing window. Patients in the trial had a median of 4 surgeries (range of 2-8) in the year prior to dosing. There was a statistically significant median decrease of three surgical interventions when comparing the year following treatment to the year prior to treatment. Treatment with INO-3107 generated a strong immune response in the trial, inducing activated CD4 T cells and activated CD8 T cells with lytic potential. T-cell responses were also observed at Week 52, indicating a persistent cellular memory response. A retrospective analysis (RRP-002) of 28 participants from the

RRP-001 trial showed extended durability of response and further reduction in surgical burden when patients were evaluated up to three years after initial dosing, including 50% (14/28) of patients meeting the criteria for Complete Response during Year 2 vs. 28% (9/32) during Year 1. INO-3107 was well tolerated by participants in the trial, resulting in mostly low-grade (Grade 1) treatment-emergent adverse effects such as injection site pain and fatigue. In the fourth quarter of 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from the completed Phase 1/2 trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission. We previously expected to be able to submit our BLA by the end of 2024; however, during our device testing process we identified a manufacturing issue involving the single-use disposable administration component of the CELLECTRA 5PSP device that we will use in the confirmatory trial and will be submitted for approval for commercial use. We resolved the manufacturing issue in the first quarter of 2025 and are currently on track to begin a rolling submission of the BLA in mid-2025 and to request priority review, with a goal of receiving file acceptance by the FDA by the end of 2025.
We are developing INO-3112, a DNA medicine candidate targeting HPV 16 /18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of high-risk, HPV-16 or 18 positive oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. The incidence of HPV-related throat cancer has increased rapidly in recent years in the United States, with an estimated 20,000 new cases each year. In 2024 HPV-related throat cancer surpassed cervical cancer as the most common HPV-related cancer. In the United States, men are four to five times more likely to be diagnosed with HPV-associated oropharyngeal cancers than women.
We have entered into a clinical collaboration and supply agreement with Coherus BioSciences, Inc., or Coherus, to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV16/18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial. We have also gained alignment with the FDA on the design of the planned Phase 3 trial in the United States and received initial feedback from European regulatory authorities on the proposed design of the trial in Europe.
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
In addition to our development efforts with the product candidates described above, we, or with partners, are actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.

Characteristics of DNA Medicines
DNA medicines are optimized DNA plasmids containing a gene encoding for a protein that is expressed once these plasmids are delivered into cells. We can design our plasmids to teach the body’s cells to produce a wide range of proteins, including antigens to elicit a specific immune response, monoclonal antibodies to fight a specific pathogen, or therapeutic proteins to replace defective or missing proteins in the body. These DNA medicines can generate antigen-targeted humoral and cellular immune responses based on the indication, including antigen-specific cytotoxic, or killer, T cell responses that are important for fighting cancer and viral infections. Some of the key characteristics of our DNA medicines include:
a.T Cell Responses: DNA medicines have demonstrated the ability to generate high levels of T cell (CD4+, CD8+, and memory) response along with antibody response. CD8+ T cell responses are thought to play an important role in clearing tumors or virally infected cells.
b.Safety and Tolerability: DNA medicines have been well tolerated by clinical trial participants when evaluated against multiple disease targets. Our DNA medicines have been administered over 19,000 times across nearly 6,000 participants to date.
c.Ability to Re-dose: DNA medicines have been used in clinical trials to boost or sustain immune response via repeat administration

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
g.Delivery Mechanism: Our proprietary delivery devices use electroporation to increase cellular uptake and overcome the barrier posed by cell membranes that can hinder the entry of large molecules, such as DNA plasmids.

Overview of Our DNA Medicines Platform
Our DNA medicines platform consists of DNA plasmids and our CELLECTRA devices, which are used to deliver the DNA plasmids into the cell. These two components combine to create a versatile platform that has the potential to target multiple diseases and conditions.
DNA Plasmid Design Technology
Our precisely designed DNA plasmids are circular double-stranded DNA constructs that have been optimized, using our proprietary technology and algorithms, to express a protein. Our plasmids can be designed to enable the body’s cells to produce a wide range of proteins, including antigens to elicit a specific immune response, monoclonal antibodies to fight a specific pathogen, or therapeutic proteins to replace defective or missing proteins in the body. In the area of HPV-related diseases, for example, the expressed proteins are viral antigens that elicit antigen-specific T cell responses to fight HPV. We start by identifying one or more viral antigens that we believe are the best targets for directing the immune system toward HPV and then apply our design process, which analyzes the genetic make-up of the selected antigens from multiple strains of the virus.
For each antigen, we create a new genetic sequence that represents a nucleotide consensus sequence of the targeted antigen. In doing so, we believe we can create a differentiated sequence to help the immune system better recognize the target antigen and potentially variations of the target antigen. We have generated immune responses, including CD4+, CD8+, and memory T cells, with our DNA medicines against various tumor-associated antigens, as well as against different strains of certain infectious diseases in human clinical trials. Because the engineered genetic sequences are substantially similar to the original sequences, without matching them exactly, we believe they are patentable.
Once a sequence is designed and optimized with our proprietary gene optimization algorithm, which we refer to as GOAL, the sequence is synthesized and inserted into a circular DNA plasmid with its own promoter. Promoters serve a vital role in promoting the expression of the protein once the DNA medicine has entered the cell. Using our technology, the DNA plasmids have been optimized to enable high expression in human cells. We believe these design capabilities allow us to better target appropriate immune system mechanisms and produce a higher level of protein expression compared to traditional approaches, potentially enhancing the overall ability to induce the desired immune response.
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
Our CELLECTRA device portfolio currently consists of two models (CELLECTRA 5PSP AND CELLECTRA 3PSP) designed for late-stage clinical use and potentially for eventual commercial use, and one device (CELLECTRA 2000) that we primarily utilize in earlier-stage clinical trials. These devices have been designed to optimize delivery of our DNA medicine candidates depending on the target disease. Our CELLECTRA 5PSP model provides intramuscular EP and is designed to be used with candidates addressing cancers and HPV-related pre-cancers. It uses a prefilled drug cartridge and delivers both the DNA medicine and the EP to the patient. CELLECTRA 5PSP was used in our Phase 3 trials (REVEAL1/REVEAL2) for cervical HSIL and will be used in our planned confirmatory trial for INO-3107, our DNA medicine candidate for RRP. Our CELLECTRA 3PSP model was developed with support from the U.S. Department of Defense, the Center for Epidemic Preparedness Innovations, and the Bill & Melinda Gates Foundation for intradermal EP delivery. The small, handheld design is intended for mass administration and commercial use and will mainly be used with DNA medicine candidates addressing infectious disease. CELLECTRA 3PSP only delivers EP, after a separate DNA medicine injection into the skin. The EP is delivered around the intradermal injection site.
CELLECTRA devices are validated and manufactured under Current Good Manufacturing Practices (cGMP). We have used CELLECTRA devices in global human clinical trials. We have CE-marked the CELLECTRA 5PSP model in the EU, which allows us to commercialize the device in the EU and other geographies that recognize CE-marking.
The process for administration of our DNA medicines is illustrated in the following graphic.

DNA Medicines and HPV-related Diseases
There are more than 200 known types of HPV. It is believed that nearly all humans will become infected with at least some type of HPV during their lifetime, but most people are able to eliminate the virus before it causes disease. Certain types of HPV are known for being more difficult to clear and have a greater likelihood of leading to disease. For example, HPV-6 and HPV-11 may lead to benign growths (either warts or papillomas) that can develop into conditions such as RRP, while HPV-16 and HPV-18 may lead to cell changes and lesions, also known as precancerous dysplasia, that can become malignant and lead to cervical cancer. HPV causes nearly all cervical cancers and many cancers of the vagina, vulva, penis, anus, rectum, and oropharynx.
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

Our DNA Medicines in Development
The chart below provides an overview of our DNA medicines pipeline. We have focused our efforts and resources on those product candidates that we believe have the greatest potential to reach the market. The programs identified in the chart are described in more detail below.

(DMAb = DNA-encoded monoclonal antibody; DPROT = DNA-encoded protein technology; dLNP = DNA-launched nanoparticle)

INO-3107 for HPV-related RRP
RRP is a life-long, rare disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, these papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of RRP is the tendency for the papillomas to recur after surgical procedures to remove them. If RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease, also known as bronchiectasis, and, ultimately, progressive pulmonary failure. In approximately 2% of cases, RRP can develop into squamous cell carcinoma. Additional symptoms of RRP can include a hoarse voice, difficulty in sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults. The standard of care for RRP is repeated surgery. The most widely cited U.S. epidemiology data, published in 1995, estimated that there were 14,000 active cases for both adults and juveniles, and about 1.8 new cases per 100,000 adults each year.
We are developing our lead product candidate, INO-3107, for the treatment of HPV-6 and HPV-11-associated RRP. INO-3107 is an immunotherapy composed of plasmids encoding for HPV-6 and HPV-11 antigens, as well as human interleukin-12 (IL-12). In May 2023, preliminary results from an open-label, multicenter Phase 1/2 trial (RRP-001; NCT:04398433) evaluating the efficacy, safety, tolerability and immunogenicity of INO-3107 in 32 patients with HPV 6 and/or HPV 11-associated RRP were presented at the American Broncho-Esophagological Association (ABEA) program at the Combined Otolaryngology Spring Meetings (COSM) in Boston, Massachusetts. The trial included a first cohort of 21 patients dosed with a standard injection needle and a second cohort of 11 patients dosed with an exploratory side port injection needle. We plan to use the standard needle in our planned confirmatory trial and for delivery of the commercial product, should it be approved. In both cohorts of the trial, our proprietary CELLECTRA 2000 electroporation device was used to deliver the product candidate.
An interim analysis was published in a scientific peer-reviewed journal, The Laryngoscope, in 2023. The full safety and efficacy results from the RRP-001 trial were presented in October 2024 at the International Society of Vaccines Congress and published in the scientific journal Nature Communications in February 2025.
The RRP-001 trial evaluated the reduction in the number of surgical interventions in the year following initial administration of INO-3107 compared to the year prior to treatment. For this trial, adult patients first underwent surgical removal of their papillomas and then received four doses of INO-3107, once every three weeks. The primary endpoint of this trial was safety and tolerability. At the outset of the study (Day 0), patients could have RRP tissue surgically removed, but any surgery performed after Day 0 during the dosing window was counted against the efficacy endpoint.

In the trial, 81.3% (26/32) of patients had a decrease in number of surgical interventions in the year after INO-3107 administration compared to the prior year, including 28.1% (9/32) that required no surgical intervention during or after the dosing window. Patients in the trial had a median of 4 surgeries (overall range of 2-8) in the year prior to dosing. After dosing, there was a statistically significant median decrease of 3 surgical interventions (95% confidence interval: -3 to -2). Treatment with INO-3107 generated a strong cellular immune response in the trial, inducing activated CD4 T cells and activated CD8 T cells with lytic potential. T-cell responses were also observed at Week 52, indicating a persistent cellular memory response. INO-3107 was well tolerated by participants in the trial, resulting in mostly low-grade (Grade 1) treatment-emergent adverse effects such as injection site pain and fatigue.
In 2024, immunology data from the RRP-001 trial were presented at the American Association for Cancer Research (AACR) Special Conference: Tumor Immunology and the Immunotherapy and the International Papillomavirus Conference. These data support the mechanism of action of INO-3107 and demonstrated the ability of INO-3107 to induce antigen-specific T cell responses against HPV-6 and HPV-11 and drive recruitment of those T cells into airway tissues and papilloma of RRP patients, resulting in the slowing or elimination of papilloma regrowth. The immunology data showed that INO-3107 induced significant clonal T cell expansion in the blood, including antigen-specific killer T cells and T cell infiltration into airway tissue, which was positively associated with clinical response. The immunology data was consistent with the clinical effect observed in the RRP-001 trial, which showed an elimination or reduction in the incidence of papilloma in the airway of RRP patients. In the immunological assessment, the T cell infiltration observed in airway tissues of clinical responders was predominantly comprised of a T cell population detectable only after administration of INO-3107.
Further data reported in 2024 showed that patients exhibited extended durability of clinical response and further reduction in surgical burden when evaluated two and three years after initial dosing. In a retrospective trial (RRP-002) of 28 participants from the Phase 1/2 RRP-001 trial, half of the patients treated with INO-3107 achieved a complete response (CR) and required no surgery when evaluated at the end of year two and into year three post initial treatment, increasing from the initial CR rate of 28% at the end of the first year. The retrospective analysis showed that of those patients who had an initial CR, 88% maintained their CR by end of the second year and 63% into the third year. Of the patients included in the retrospective analysis, 95% maintained or enhanced their original Overall Response Rate (“ORR,” defined as those patients who achieved either a CR or a partial response) after two years, while 86% of patients maintained or enhanced their ORR into year three.
The FDA granted INO-3107 Orphan Drug Designation (ODD) in July 2020 and Breakthrough Therapy Designation in 2023. The European Commission has also granted INO-3107 Orphan Drug Designation. In 2024, INO-3107, was designated an innovative medicine as part of the U.K.'s Innovative Licensing and Access Pathway (ILAP). In 2024, the European Medicines Agency's Committee for Advanced Therapies (CAT) certified the quality and non-clinical data for INO-3107, confirming that the chemistry, manufacturing and controls (CMC) data and nonclinical results available to date comply with the scientific and technical standards that would be used for evaluating a European Marketing Authorization application.
INO-3112 for the Treatment of HPV-related Oropharyngeal Squamous Cell Carcinoma, or OPSCC
INO-3112 is a DNA immunotherapy consisting of two plasmids targeting HPV 16/18 combined with a DNA plasmid encoding for human IL-12 as an immune activator. Results from a Phase 1/2a trial of INO-3112 alone in 22 HPV-positive head and neck squamous cell carcinoma (HNSCC) patients, published in Clinical Cancer Research in 2019, included the observation of T cell responses and infiltration of CD8+ T cells into the head and neck tumors. In early 2023, updated results were published in Clinical Cancer Research from a Phase 1b/2a trial of INO-3112 in combination with AstraZeneca’s PD-L1 immune checkpoint inhibitor, durvalumab, showing an ORR of 27.6% with 4 complete responses and 4 partial responses in the overall group of 29 evaluable patients and increased presence of peripheral HPV-specific T cells and tumoral CD8+ T cells. Further, the efficacy of the combination of INO-3112 with durvalumab resulted in a median overall survival, or OS, of more than 29 months. This is an improvement over historical data for immune-checkpoint blockade therapy alone, or in combination with other HPV therapeutic vaccines and almost three times the historical overall survival period for monotherapy durvalumab in a similar patient population. Objective responses, including complete responses, occurred independently of PD-L1 expression, which contrasts with historical data for durvalumab.
In January 2024, we announced a clinical collaboration and supply agreement with Coherus. to evaluate the combination of INO-3112 and LOQTORZI™ as a potential treatment for patients with locoregionally advanced, high-risk, HPV-16/-18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial to be conducted by us. We have submitted our Phase 3 trial design to the FDA and European regulators and gained alignment with FDA on the proposed trial design. We have also received initial feedback from European regulatory authorities on the proposed design of the trial.
VGX-3100 for the Treatment of HPV-related Cervical HSIL
In 2023, we announced the discontinuance of our U.S. development program of VGX-3100 for the treatment of HPV-related cervical HSIL. This decision followed final analysis of the data from our second Phase 3 trial of VGX-3100. In this trial, statistical significance was not achieved in the investigational biomarker-selected population for the endpoint of lesion regression and viral clearance. However, statistical significance was achieved in the all-participants population for the endpoint of lesion regression and viral clearance.
An ad hoc integrated efficacy analysis of the results for the two completed Phase 3 trials of VGX-3100 showed statistical significance in the biomarker-selected and all-participants populations for lesion regression and viral clearance.
In addition, in both Phase 3 trials, administration of VGX-3100 by the CELLECTRA 5PSP device was well tolerated and there were no treatment-related serious adverse events, with most adverse events considered to be mild to moderate.
The combined data set from the two Phase 3 trials will be used as supportive data in any future regulatory interactions involving VGX-3100. Our collaborator ApolloBio Corporation is conducting a Phase 3 clinical trial of VGX-3100 for cervical HSIL in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction. See “Collaborations and Alliances” below.
VGX-3100 for the Treatment of Anal or Perianal HSIL
HPV-16 and HPV-18 can cause precancerous lesions of the anus (anal HSIL). Left untreated, anal HSIL may progress to cancer. Spontaneous regression of anal HSIL is observed in approximately 20% of patients. Persistent infection with one or more high-risk HPV genotypes is responsible for a large portion of anal cancer. In the United States, about 55% to 80% of anal HSIL cases are associated with HPV-16/-18, and worldwide about 80% of anal HSIL cases are associated with HPV-16/18. In the United States, over 90% of anal cancer is attributable to HPV, and about 87% of those HPV anal cancers are attributable to HPV-16/-18 specifically.
There are no validated screening tests or a general consensus for screening recommendations for anal HSIL. Treatment usually consists of repeated ablation, most commonly radiofrequency ablation (RFA), resections or laser therapy. However, recurrence rates are high, up to 49% one year after treatment, as ablation does not clear the underlying HPV infection, resulting in an unmet medical need.
We conducted a Phase 2 clinical trial (HPV-203) to evaluate VGX-3100 in participants who were HIV-negative with histologically confirmed anal or perianal HSIL, or anal intraepithelial neoplasia (AIN), associated with HPV-16 and/or HPV-18. This open-label trial enrolled 24 participants who received three doses of VGX-3100 delivered by our CELLECTRA 5PSP device. The primary endpoint of the trial was histologic clearance of the high-grade lesions and virologic clearance of the HPV-16/18 virus in anal/perianal tissue samples. In 2020, we announced Phase 2 results from this trial. One-half of the 22 participants treated with VGX-3100 showed resolution of HPV-16/18-associated anal HSIL at six months following the start of treatment. Administration of VGX-3100 by our CELLECTRA-5PSP device was also well tolerated in the trial.
A separate Phase 2 trial of VGX-3100 is currently being sponsored by the AIDS Malignancy Consortium. The trial is evaluating VGX-3100 in participants with histologically confirmed anal or perianal HSIL associated with HPV-16 and/or HPV-18 who are HIV-positive. This open-label single-arm trial has enrolled approximately 90 participants who will receive up to four doses of VGX-3100 delivered by CELLECTRA 5PSP. The primary endpoint of the trial is histological regression of high-grade anal lesions to low-grade SIL or normal histology.
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
Glioblastoma multiforme, or GBM, is the most common aggressive type of brain cancer. In the United States, the median age at diagnosis is 65 years, and the incidence rate increases thereafter. Prognosis is extremely poor, and a limited number of new therapies have been approved over the last 10 years; average survival for U.S. patients has been reported to be as low as 8 months with a five-year survival rate of 6.9% for all ages combined. The overall incidence of GBM varies worldwide but is highest in North America, Australia and Northern and Western Europe. In the United States, the average age-adjusted incidence rate of GBM is 3.19 cases per 100,000 persons.
Our immunotherapy candidate INO-5401 consists of three DNA plasmids encoding for three tumor-associated antigens: human Telomerase Reverse Transcriptase (hTERT), Wilms Tumor gene-1 (WT1) and Prostate-Specific Membrane Antigen (PSMA).
We have conducted a Phase 1/2 immuno-oncology trial of INO-5401 and INO-9012 (a DNA plasmid encoding for IL-12) in 52 participants with newly diagnosed GBM, in combination with cemiplimab (Libtayo®), a PD-1 immune checkpoint inhibitor developed by Regeneron Pharmaceuticals. The primary endpoint was safety and tolerability, and the trial also evaluated immunogenicity as well as efficacy based on OS rates.
We presented the OS data at the 2022 American Society of Clinical Oncology (ASCO). Median OS in patients with an unmethylated MGMT promoter (Cohort A) was 17.9 months, which compared favorably to historical durations between 14.6 and 16 months. Median OS in patients with an MGMT methylated promoter (Cohort B) was 32.5 months, which also compared favorably to historical durations between 23.2 and 25 months. Overall, co-administration of INO-5401 with INO-9012 and with Libtayo and RT/TMZ (radiation and temozolomide) was well tolerated. Treatment was also observed to be immunogenic, eliciting antigen-specific T cells that may infiltrate GBM tumors. As of the end of 2024, GBM patients in the trial remained on drug treatment. We are considering various options for continuing clinical investigation of INO-5401 and INO-9012 in patients with GBM.
INO-5401 for the Prevention of Cancer for People with BRCA1/2 Mutation
We are collaborating with researchers at the University of Pennsylvania to conduct a Phase 1b investigator-sponsored trial to evaluate the tolerability and immunogenicity of INO-5401 alone or in combination with INO-9012, in each case delivered with our CELLECTRA device, for adult cancer and non-cancer patients with BRCA1 or BRCA2 mutations. This trial is ongoing.
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
COVID-19 DNA-encoded Monoclonal Antibodies (DMAb®)
Using our GOAL technology, we are able to create precisely designed DNA plasmids that encode for specific monoclonal antibodies (mAbs). They are delivered directly into cells of the body using our CELLECTRA delivery system, enabling the body to manufacture its own DNA encoded mAbs (DMAbs) in vivo, as opposed to conventional recombinant mAb production in vitro. We believe this approach provides potentially significant advantages in terms of design simplicity, rapidity of execution and lower production costs. We expect to design DMAb product candidates for new disease targets that may not be currently addressable with conventional recombinant mAbs and also targets of existing, commercially available mAb products.
In 2020, we, along with a team of scientists from The Wistar Institute, AstraZeneca, the University of Pennsylvania, and Indiana University received a $37.6 million grant from the U.S. Defense Advanced Research Projects Agency (DARPA), a research and development agency of the DoD and the JPEO-CBRND, to use our DMAb technology to develop anti-SARS-CoV-2-specific DMAbs that function as both a therapeutic and potentially preventive treatment for COVID-19.
In 2022, Wistar announced the dosing of the first participant in a Phase 1, open-label, single-center, dose escalation trial to evaluate the safety, tolerability and pharmacokinetic profile of the mAb product candidates encoded on our DNA plasmid, administered intramuscularly followed immediately by electroporation using our CELLECTRA 2000 device in a 1- dose (Day 0), 2-dose (Days 0 and 3) and 4-dose regimen (Days 0, 3, 28 and 31) in healthy adults (NCT05293249).
In March of 2025 interim results from the trial were shared in preprint on Research Square. In the trial, 100% (24/24) of participants who have reached week 72 maintained biologically relevant levels of DMAbs, confirming the durability of in vivo antibody production. Notably, no participant developed anti-drug antibodies, a common challenge observed in other gene-based delivery platforms, such as adeno-associated virus (AAV) )-mediated antibody expression. Additionally, the DMAbs were well tolerated in the trial, with the most common side effects being mild, temporary injection site reactions, such as pain and redness. The study is ongoing and we and our collaborators plan to present and publish the interim clinical data this year.
INO-4201 for Ebola Virus Disease
The Ebola virus (EBOV) causes one of the most virulent viral diseases, with case fatality rates averaging approximately 50% but approaching up to 90% in past outbreaks in areas with no or under-developed health care. EBOV can spread through human-to-human transmission by direct contact with the blood, secretions, organs or bodily fluids of an infected individual and with surfaces or materials that contain the contaminated fluids of an infected person, such as bedding and clothing. It is capable of causing death within 2 to 21 days of exposure. In 2019, the European Medicines Agency (EMA) conditionally approved the preventative vaccine ERVEBO®, the World Health Organization pre-qualified that vaccine for use in high-risk countries and the

FDA approved the vaccine for use in the United States. However, ERVEBO has not been approved for repeat dosing and there are currently no approved booster vaccines available in the United States.
In 2021, we announced complete enrollment of a 46-participant Phase 1b trial (NCT04906629) in which our DNA medicine candidate INO-4201 was assessed as a heterologous booster in healthy volunteers previously vaccinated with ERVEBO. In 2023, we announced results from the Phase 1b trial. INO-4201 was well tolerated and boosted humoral responses in all 36 participants treated in the trial. In 2024 we announced new antibody response data from the Phase 1b trial. Utilizing the FANG assay, which allows us to more accurately benchmark our data against the primary vaccines on the market, we observed that INO-4201 elicited strong antibody responses, comparable to the ERVEBO primary series vaccination. We and our collaborators plan to publish the data from this Phase 1b trial in a peer-reviewed scientific journal.
In 2024, we also submitted a proposed Phase 2 trial design to the FDA. We have been advised that the FDA is in alignment with our proposal to use a non-human primate (NHP) challenge study to immunobridge to the Phase 2 clinical study. Results from these two studies would subsequently inform the design of a potential Phase 3 study.
INO-6160 for HIV
We are developing our DNA medicine candidate INO-6160 as a prophylactic vaccine against human immunodeficiency virus, or HIV. INO-6160 is composed of one plasmid encoding for an HIV trimer and one encoding for human IL-12. INO-6160 is being evaluated in a Phase 1 trial that is externally sponsored and funded by the National Institute of Allergy and Infectious Diseases, or NIAID. The trial is a randomized, 20-participant, open-label Phase 1 trial evaluating the safety and immunogenicity of INO-6160.
DNA-Launched Nanoparticles (DLNPs)
We and our collaborators at the Wistar Institute are applying our experience in DNA vaccine development toward the development of the next generation of DNA medicine technology, by investigating DNA-launched nanoparticles, or DLNPs, initially targeting infectious diseases vaccines. INO-6172, our first DLNP to enter clinical trials, is in a Phase 1 trial sponsored and funded by NIAID. INO-6172 contains two plasmids, one encoding for the DLNP and one encoding for human IL-12. The trial is a randomized, 45-participant, open-label Phase 1 trial evaluating the safety and immunogenicity of INO-6172 in adults without HIV. The trial is ongoing, as is additional preclinical work with DLNP technology and additional vaccine candidates.
DNA Encoded Protein Technology (DPROT)
Our DNA-encoded protein technology, or DPROT platform is a new approach to therapeutic protein replacement that aims to address some of the shortcomings of conventional therapeutic protein replacement that uses either repeated recombinant protein injections, infusions or viral based gene therapy. Similar to our DMAb technology, DPROT targets long-term protein expression with the ability to re-dose due to the lack of anti-vector immunity. Research is currently in the preclinical stage for various targets.
Collaboration and Alliances
In addition to our current collaboration with ApolloBio Corporation described below, our other partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences (PLS), Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
In 2017, we entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), which was amended in June 2023. Under the terms of the ApolloBio Agreement, we granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories.
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
ApolloBio dosed its first participant in a separate Phase 3 trial in China (HPV-303CHN) in 2021, and the trial remains ongoing as of the date of this report.
Competition

As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major bio-pharmaceutical companies, broadly engaged in immunotherapy/vaccine research and development. These include AbbVie, AstraZeneca, BioNTech, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Janssen Pharmaceuticals (part of J&J), Merck, Moderna, Novartis, Pfizer, Roche, and Sanofi-Aventis. There are also various development-stage biotechnology companies involved in different immunotherapy and vaccine technologies, including but not limited to Agenus, AIVITA, Barinthus Biotherapeutics (formerly Vaccitech), BL Corp, BlueSphere Bio, Dynavax, Entos Pharma, Flow Pharma, Frantz Viral Therapeutics, Immunocore, Immunome, Imunon, ImVax, Iovance, Genexine, HOOKIPA, Mimivax, Nektar, Northwest Therapeutics, Novavax, Nykode, Precigen, and PapiVax. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are also seeking to treat early HPV infections. For RRP, Precigen is developing a product candidate, PRG-2012, based on a Gorilla adenovirus-based vector. Precigen reported that they submitted a BLA in December 2024 based on their Phase 1/2 trial of PRG-2012 for the treatment of RRP, have initiated a confirmatory trial and believe that no additional randomized, placebo-controlled trial will be required to support their BLA submission under FDA’s accelerated approval pathway. Other companies have started to explore RRP as a disease target, including Nykode, Merck and Cytovation. For head and neck cancers, AstraZeneca is developing a bispecific antibody targeting PD-1 and TIGIT for locoregionally advanced head and neck squamous cell carcinoma, while the National Cancer Institute is conducting a Phase 3 study with the immunotherapy nivolumab (Bristol-Myers Squibb’s Opdivo) in HPV-positive oropharyngeal cancer. Other companies are pursuing different approaches to pre-cancers and cancers we are targeting.
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
Viral Vector-based Vaccine Delivery
This technology utilizes a virus as a carrier, or vector, to deliver genetic material into target cells. The method is efficient for delivering immunotherapy antigens and has the advantage of mimicking real viral infection so that the recipient will mount a broad immune response against the immunotherapy. A potential limitation of the technology stems from problems with unwanted immune responses against components of the viral vector itself, making repeated administration to boost or maintain immune responses difficult.
Lipid Nanoparticle DNA/RNA Delivery
A number of lipid formulations have been developed that increase the effect of DNA/RNA immunotherapies, most notably with COVID-19 mRNA vaccines. These work by either increasing uptake of the DNA/RNA into cells and/or by acting as an adjuvant, alerting the immune system.
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

Our competitive position will be affected by the disease indications addressed by our product candidates as compared to those of our competitors, as well as the timing of market introduction for these products and the stage of development of other technologies to address these disease indications. For us and our competitors, proprietary technologies, the ability to complete clinical trials on a timely basis and with the desired results, and the ability to obtain timely regulatory approvals to market these product candidates are likely to be significant competitive factors. Other important competitive factors will include efficacy, safety, ease of use, reliability, availability and price of products and the ability to fund operations during the period between technological conception and commercial sales.
The FDA and other regulatory agencies may expand current requirements for public disclosure of DNA-based product development data, which may harm our competitive position with foreign and United States companies developing DNA-based products for similar indications.
Manufacturing
We rely on third parties for the manufacture of clinical supplies for all of our product candidates. We have service agreements in place for multiple manufacturers for drug substance and drug product depending on the product and clinical stage, including Richter BioLogics, Kaneka Eurogentec, Gedeon Richter and Alliance Medical Products.
Replacement of any third-party manufacturers would require us to qualify new manufacturers and negotiate and execute contractual agreements with them. If any of our supply or service agreements with third-party manufacturers are terminated, we would likely experience delays and additional expenses.
Production processes for biological products are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures, process modifications, and regulatory approvals. Accordingly, if we were to experience extended shutdowns at one of our own facilities, extended failure of a contract supplier or contract manufacturing organization, or extraordinary unplanned increases in demand, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.
We believe our plasmids can be produced in commercial quantities through uniform methods of fermentation and processing that are applicable to all plasmids. We believe we will be able to obtain sufficient supplies of plasmids for all foreseeable planned clinical trials.
We manufacture materials for our CELLECTRA device at our device manufacturing facilities located in San Diego. Most of the principal materials we use in our manufacturing operations are available from more than one source. However, we have single source suppliers for molded plastic parts, machined metal parts and fully assembled printed circuit boards (PCBs). In the event one of these suppliers was unable to provide the materials or product, we would generally seek to maintain sufficient inventory to supply the market until an alternative source of supply can be implemented. However, in the event of an extended failure of a supplier, it is possible that we could experience an interruption in supply until we can establish new sources or, in some cases, implement alternative processes.
Commercialization
We currently have no approved products in the United States or any country. We cannot market or promote a new product in a country until a marketing application has been approved by the appropriate regulatory authority for that jurisdiction. Subject to receiving marketing authorization in a jurisdiction, we believe we will be able to commercialize in that market because of the broad potential applications of our technologies. We intend to develop and commercialize products both on our own and through our collaborators and licensees. We intend to develop and commercialize products in well-defined specialty markets, such as HPV-related diseases, infectious diseases, and cancer. Where appropriate, we intend to rely on strategic marketing and distribution alliances.
In 2024, we continued to advance the development of our commercialization plans for INO-3107 in the United States based on the notification from the FDA that the data from our completed Phase 1/2 trial (RRP-001) could be used to submit a BLA under the FDA’s accelerated approval program. We have not fully established a sales, marketing or distribution infrastructure. If we are unable to enter into a third-party commercial arrangement with respect to the United States, we believe that we could establish an appropriately sized organization to commercialize INO-3107 and any other approved products. Outside the United States, our strategy is to enter into arrangements with third-party commercial partners for any of our product candidates that obtain marketing approval.
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
As of December 31, 2024, our patent portfolio included approximately 60 issued U.S. patents and approximately 80 U.S. patent applications as well as approximately 590 issued foreign counterpart patents and approximately 770 counterpart foreign patent applications. These are comprised, in part, of:
•one issued U.S. patent, three U.S. patent applications and approximately 40 counterpart foreign patent applications directed to treatment of RRP;
•eight issued U.S. patents and five U.S. patent applications, as well as approximately 80 issued foreign counterpart patents and approximately 30 counterpart foreign patent applications, directed to treatment of GBM;
•approximately 50 issued U.S. patents and approximately 65 U.S. patent applications, as well as approximately 425 issued foreign counterpart patents and approximately 490 counterpart foreign patent applications, directed to our other earlier-stage product candidates; and
•three issued U.S. patents and four U.S. patent applications, as well as approximately 160 issued foreign counterpart patents and approximately 45 counterpart foreign patent applications, directed to our device delivery systems.
Our pending patent applications directed to treatment of RRP, if issued, would expire between about 2040 and 2043. Our issued patents directed to treatment of GBM expire between about 2027 and 2037 and our pending patent applications, if issued, would expire between about 2027 and 2040. Our issued patents directed to our other product candidates expire between about 2027 and 2036 and our pending patent applications, if issued, would expire between about 2027 and 2042. Our issued patents directed to our device delivery systems expire between about 2025 and 2036 and our pending patent applications, if issued, would expire between about 2025 and 2042.
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
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may grant conditional approval of a BLA on the sponsor’s agreement to conduct additional clinical trials, such as these post-approval trials, to further assess the biologic’s safety and effectiveness after BLA approval. Under the accelerated approval pathway, FDA may require the conduct of confirmatory trials before full approval.
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
Fast Track, Breakthrough Therapy and Priority Review Designations
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such diseases or condition. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the application. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.
In addition, the FDA may designate a biologic as a “breakthrough therapy” upon a request made by the IND sponsor. A breakthrough therapy is a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, which are intended to expedite the development and review of an application for approval of a breakthrough therapy.
Finally, the FDA may designate an application for priority review if it is for a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapy. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on an original marketing application from ten months to six months from the date of filing.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
Accelerated Approval Pathway
In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require that a sponsor of a product receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug or biologic, such as an effect on IMM.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a program or development candidate approved on this basis is typically subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to establish the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, may allow the FDA to withdraw approval of the drug. The FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website.
All promotional materials for products approved under the accelerated approval program are subject to prior review by the FDA.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a biologic for this type of disease or condition will be recovered from sales in the United States for that biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether the biologic is no longer designated as an orphan drug. More than one program or development candidate may receive an orphan drug designation for the same indication. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. During the seven-year exclusivity period, the FDA may not approve any other applications to market a product containing the same active moiety for the same disease, except in very limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Thus, orphan drug exclusivity could block the approval of one of our potential products for seven years if a competitor obtains approval of the same product as defined by the FDA and we are not able to show the clinical superiority of our program or development candidate or if our program or development candidate’s indication is determined to be contained within the competitor’s product orphan indication. In addition, the FDA will not recognize orphan drug exclusivity if a sponsor fails to demonstrate upon approval that the product is clinically superior to a previously approved product containing the same active moiety for the same orphan condition, regardless of whether or not the previously approved product was designated an orphan drug or had orphan drug exclusivity. A product that has received orphan drug designation may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received the designation. Orphan exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same product for a different disease or condition.
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
Biosimilars and Reference Product Exclusivity
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic without such alteration or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.
The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.
A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product.
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
There have been amendments to and judicial and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a newly established manufacturer discount program. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted.
In August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021 the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
Further there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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
Significant Customers and Research and Development
During the years ended December 31, 2024 and 2023, we derived 100% and 29%, respectively, of our revenue from ApolloBio.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $75.6 million in 2024 and $86.7 million in 2023.
Geographic Information
All of our revenue for the years ended December 31, 2024 and 2023 was earned in the United States. All of our long-lived assets are located in the United States.
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
Employees and Human Capital Resources
As of February 14, 2025, we employed 134 people on a full-time basis. Of the total, 99 were in product research, which includes research and development, quality assurance, clinical, engineering and manufacturing, and 35 were in general and administrative functions, which includes corporate development, information technology, legal, commercial, investor relations, finance and corporate administration. Approximately one-half of our workforce is comprised of women and approximately one-half is comprised of individuals with ethnically diverse backgrounds. In addition, four of the eight members of our board of directors are women. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
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
We have experienced significant operating losses over the last several years. As of December 31, 2024 our accumulated deficit was $1.7 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities. We may never successfully commercialize our DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
Additional financing may not be available on acceptable terms, or at all. Domestic and international capital markets have from time to time experienced heightened volatility, particularly in light of geopolitical turmoil, inflation and rising interest rates, making it more difficult in many cases to raise capital through the issuance of equity securities. Volatility in the capital markets can also negatively impact the cost and availability of credit, creating illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. In particular, biotech and small-cap companies tend to feel these difficulties acutely. To the extent we are able to raise additional capital through the sale of equity securities, or we issue securities in connection with another transaction in the future, the ownership position of existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Rising interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long-term value for short-term liquidity.
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
Risks Related to Product Development, Manufacturing and Regulatory Approval
If we are unable to obtain FDA approval of our proprietary devices and DNA medicine candidates, we will not be able to commercialize them in the United States. In particular, because our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory authorities do not provide marketing authorization for our CELLECTRA delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device.
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
Furthermore, because our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. In addition, if the FDA and similar regulatory authorities do not provide marketing authorization for our delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such a device. Such delays or failure to obtain marketing authorization for our devices would result in significant harm to our business.
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
DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA delivery devices are a novel approach to administering medicines. Negative perception of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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
In addition, even if our product candidates receive regulatory approval from the FDA and similar regulatory authorities, the novelty of our CELLECTRA delivery devices may make it difficult to demonstrate to physicians and third-party payors that this delivery system is an appropriate approach for DNA medicines and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that our CELLECTRA delivery devices provide useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for, our DNA medicines.
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
Even if our product candidates receive regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any of our product candidates.
Even if FDA regulatory approval is obtained, regulators may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies. Our products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and devices and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our DNA medicine candidates, or the manufacturing facilities for our DNA medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
FDA and comparable foreign regulatory authorities’ policies may also change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Certain policies of any administration may impact our business and industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
We have agreements with government agencies that are subject to termination and uncertain future funding. Termination or cessation of funding could have a negative impact on our ability to develop some of the product candidates in our pipeline and/or require us to seek alternative funding sources to advance those candidates.
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

Moreover, the U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. We may not be able to obtain third-party payor coverage or reimbursement for our products in whole or in part. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future.
Risks Related to Employee and Operational Matters
We are currently subject to litigation and may become subject to additional litigation, which could harm our business, financial condition and reputation.
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
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care in the United States and other high income countries for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen is developing a potential treatment for RRP based on a gorilla adenovirus vector and announced in late 2024 that it has submitted a BLA based on a completed Phase 1/2 study. As a result, Precigen could receive marketing approval for its RRP product candidate before we can obtain regulatory approval for INO-3107, which could put us at a competitive disadvantage in this indication. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with our personnel’s or vendors’ use of artificial intelligence (AI) technologies, including generative AI, and machine learning (ML) technologies (collectively, AI/ML technologies). Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
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
There have been amendments to and executive, judicial, and Congressional challenges to certain aspects of the ACA. For example., on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 included reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute will remain in effect until 2032, unless Congressional action is taken.
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8,

2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We have entered into collaborations with Chinese companies and may rely on clinical materials manufactured in China for our development efforts. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
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
Our results of operations could be materially affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns due to reasons including, among other things, inflation, rising interest rates, energy costs, geopolitical issues, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, global pathogen outbreaks or pandemics, and the availability and cost of credit have in the past and may continue to contribute to increased volatility and diminished expectations for the economy and the markets going forward. Market upheavals may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected. Our future cost of equity or debt capital and access to the capital markets could be adversely affected, and our stock price could decline. There may be disruption or delay in the performance of our third-party contractors and suppliers. If our contractors, suppliers and partners are unable to satisfy their contractual commitments, our business could suffer. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits, and we may experience losses on these deposits.
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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Other jurisdictions have adopted and may adopt stringent data localization and cross-border data transfer laws.
In addition to data privacy and security laws, we may be contractually subject to certain industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish statements regarding data privacy and security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Our personnel and certain third parties with whom we work may use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, AI models could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which has in the past and may in the future be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
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
Our Information Technology department (“IT Department”) (including its Senior Director), with support from service providers, helps identify, assess and manage our cybersecurity threats and risks. The IT Department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods. For example, the methods include manual and automated tools; subscriptions to reports and services that identify cybersecurity threats; analysis of threat and threat actor reports; threat environment scans; law enforcement coordination; audits; threat assessments; and vulnerability assessments.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including the Senior Director of the IT Department. This individual has previously held roles as a head of cybersecurity, cybersecurity consultant and information security specialist for other organizations. This individual holds several certifications related to cybersecurity including Certified Information Systems Security Professional (CISSP).
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
San Diego Leases
We have entered into a lease agreement, or the New San Diego Lease, for research and development space in San Diego, California. The total space under the New San Diego Lease is approximately 5,600 square feet and the initial term continues through June 2028.We have also entered into an office lease, or the First San Diego Lease, for other property in San Diego, California that we use for office, manufacturing and research and development purposes. The total space under the First San Diego Lease is approximately 51,000 square feet and the term continues through May 2027.
Rent payments under both leases include base rent with an annual increase of approximately three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000 in connection with the First San Diego Lease.
Plymouth Meeting Lease
We have entered into a lease, or the Plymouth Meeting Lease, for our corporate headquarters in Plymouth Meeting, Pennsylvania. We have amended the Plymouth Meeting Lease on multiple occasions to increase the total leased space to approximately 57,400 square feet and extend the lease term through December 31, 2029.
Rent payments under the Plymouth Meeting Lease include base rent with an annual increase of approximately two percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid security deposits totaling $124,000.
We have entered into four agreements to sublease a total of approximately 25,000 square feet in our Plymouth Meeting headquarters, with two sublease terms through December 31, 2026, one through December 31, 2027 and one through December 31, 2029.
We believe our current and future planned facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3.    LEGAL PROCEEDINGS

VGXI Litigation
In June 2020, we filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, and together with VGXI, Inc. collectively referred to as VGXI, alleging that VGXI had materially breached our supply agreement with them. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. In June 2020, we filed a petition for preliminary injunction, which was denied.
Following our appeal, in July 2020, VGXI filed counterclaims against us, alleging that we had breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from us. VGXI also filed a third-party complaint against Ology Bioservices, Inc., a contract manufacturing organization that we had engaged to provide services similar to those that were being provided by VGXI, but VGXI later discontinued its third-party claims. We filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. In October 2020, we filed a notice of discontinuance of appeal with the Pennsylvania Superior Court. A trial date for the litigation has not been set.
We intend to aggressively prosecute the claims set forth in its complaint against VGXI and to vigorously defend ourselves against VGXI’s counterclaims.
GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and

GeneOne. We terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We filed preliminary objections to the complaint, which were overruled. In September 2021, we filed an answer to the complaint, new matter, and counterclaims. Our counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to our counterclaims and new matter. In 2024, we filed a motion for summary judgment, which was denied. A trial date for this litigation has not been set.
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
On January 24, 2024, we implemented a 1-for-12 reverse stock split of our common stock. As of March 12, 2025, we had approximately 65 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on March 12, 2025 was $2.05, as reported on the Nasdaq Capital Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2024. The graph assumes a $100 investment on December 31, 2019 in our common stock and in each index, with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inovio Pharmaceuticals Inc., the NYSE American Index, the NASDAQ Composite Index, and S&P SuperCap Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Inovio Pharmaceuticals Inc.
NYSE American
NASDAQ Composite
S&P SuperCap Biotechnology Index

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	12/19	12/20	12/21	12/22	12/23	12/24
Inovio Pharmaceuticals, Inc.	100.00	268.18	151.21	47.27	15.45	4.62
NYSE American	100.00	95.14	122.10	117.38	119.42	120.04
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P SuperCap Biotechnology Index	100.00	109.90	121.80	138.47	142.98	144.54
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
INOVIO, CELLECTRA, the INOVIO logo, and our other trademarks or service marks appearing in this Annual Report are our property. Solely for convenience, the trademarks and trade names in this report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Products or service names of other companies mentioned in this Annual Report may be trademarks, trade names or service marks of their respective owners.
References herein to “we,” “our,” “us,” “INOVIO” or the “Company” refer to INOVIO Pharmaceuticals, Inc. and its consolidated subsidiaries. References herein to “DNA medicines” refers to our product candidates in development.

Overview
We are a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from HPV-associated diseases, cancer and infectious diseases. Our platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
We use proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational CELLECTRA® devices are designed to deliver the plasmids into the body’s cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
Our lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis, or RRP, a chronic, rare and debilitating disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, these papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. The standard of care for RRP is repeated invasive surgery.

In 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission. We previously expected to be able to submit our BLA by the end of 2024; however, during our device testing process we identified a manufacturing issue involving the single-use disposable administration component of the CELLECTRA 5PSP device that we plan to use in the confirmatory trial and that will be submitted for approval for commercial use. We resolved the manufacturing issue in the first quarter of 2025 and are currently on track to begin a rolling submission of the BLA in mid-2025 and to request priority review, with a goal of receiving file acceptance by the FDA by the end of 2025.
We are developing INO-3112, a DNA medicine candidate targeting HPV 16/18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer.
We have entered into a clinical collaboration and supply agreement with Coherus BioSciences, Inc. to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV16/18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial. We have also gained alignment with FDA on the design of the planned Phase 3 trial in the United States and received initial feedback from European regulatory authorities on the proposed design of the trial in Europe.
We are also developing INO-5401, an immunotherapy consisting of three DNA plasmids encoding for three tumor associated antigens, for the treatment of glioblastoma multiforme, or GBM, an aggressive type of brain cancer that accounts for more than 50% of all primary malignant brain tumors. GBM is one of the most complex, deadly, and treatment-resistant cancers.
In addition to our development efforts with the product candidates described above, we are actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
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
As of December 31, 2024, we had an accumulated deficit of $1.7 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
The consolidated financial data for the years ended December 31, 2024 and 2023 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,		Increase/(Decrease) 2024 vs. 2023
	2024	2023	$	%

Revenue from collaborative arrangements and other contracts, including affiliated entity	$217,756	$832,010	$(614,254)	(74)%
Operating expenses:
Research and development	75,620,340	86,676,563	(11,056,223)	(13)
General and administrative	36,996,338	47,582,104	(10,585,766)	(22)
Impairment of goodwill	—	10,513,371	(10,513,371)	100
Total operating expenses	112,616,678	144,772,038	(32,155,360)	(22)
Loss from operations	(112,398,922)	(143,940,028)	31,541,106	22
Interest income	4,766,993	8,133,290	(3,366,297)	(41)
Interest expense	(177,833)	(1,222,789)	1,044,956	(85)
Change in fair value of common stock warrant liability	2,808,608	—	2,808,608	100
(Loss) gain on investment in affiliated entity	(1,166,443)	773,145	(1,939,588)	*
Net unrealized gain on available-for-sale equity securities	2,077,182	5,850,626	(3,773,444)	*
Other expense, net	(3,163,711)	(4,711,596)	1,547,885	*
Net loss	$(107,254,126)	$(135,117,352)	$27,863,226	21%

*Not meaningful

Revenue
Revenue was primarily derived under collaborative arrangements and other contracts, including arrangements with affiliated entity, for the years ended December 31, 2024 and 2023. We derived 100% and 29%, respectively, of our revenue from a single collaborator, ApolloBio, in those years.
Research and Development Expenses
Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations and other consultants, and outside expenses. We utilize a labor reporting system to record employee compensation on a project-by-project basis. Unallocated research and development expenses include engineering and device-

related expenses that are not allocable to a specific project, as well as stock-based compensation, other employee-related expenses that are not related to a specific project, and facilities and depreciation expenses.
Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
The following tables summarize our research and development expense by product candidate for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%
INO-3107	$29,930	$17,841	$12,089	68%
INO-5401 and other Immuno-oncology	6,293	11,759	(5,466)	(46)
Other research and development programs (a)	(77)	18,702	(18,779)	(100)
Engineering and device-related	19,394	8,863	10,531	119
Stock-based compensation	2,821	4,606	(1,785)	(39)
Other unallocated expenses (b)	17,259	24,906	(7,647)	(31)
	$75,620	$86,677	$(11,057)	(13)%

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.

(b) Includes impairment of intangible assets of $2.0 million recorded in 2023.
The $11.1 million overall decrease in research and development expenses year over year was primarily the result of:
•$12.3 million in lower employee compensation, including stock-based compensation, due to lower headcount following our corporate restructuring undertaken in 2023;
•$8.1 million in lower drug manufacturing expenses for other programs;
•$7.5 million in lower drug manufacturing and clinical study expenses related to INO-4800 after we discontinued this program in 2022;
•$3.4 million in lower drug manufacturing and engineering services related to other COVID-19 studies that we ceased after we discontinued development of INO-4800;
•$2.0 million related to the impairment charge on intangible assets in 2023 which did not recur;
•$1.9 million in lower immunology and clinical study expenses related to INO-3107;
•$1.3 million in lower clinical study expenses related to VGX-3100 as we discontinued development of this product candidate in the third quarter of 2023; and
•$1.3 million in lower clinical study and subcontractor expenses related to our CEPI LASSA and MERS grants.
These decreases were offset by:
•$10.6 million in higher drug manufacturing related to INO-3107;
•$6.8 million in higher engineering professional and outside services related to our device development;
•$4.7 million of lower contra-research and development expense recorded from grant agreements; and
•$4.6 million of higher expensed inventory.
Contributions received from current grant agreements and recorded as contra-research and development expense were $2.1 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily due to decreases of $3.6 million and $553,000, respectively, in reimbursements from Advaccine and expenses earned under the sub-grants through Wistar.
General and Administrative Expenses
General and administrative expenses, which include business development expenses and patent expenses, were $37.0 million for the year ended December 31, 2024 as compared to $47.6 million in 2023. The $10.6 million overall decrease was primarily the result of:

•$5.4 million in lower employee compensation, including employee and consultant stock-based compensation, as a result of lower headcount and lower weighted average grant date fair value for the awards granted during 2024; and
•$4.7 million in lower legal expenses related to litigation matters settled in 2023 that did not recur in 2024.
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
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2024 and 2023 was $6.4 million and $10.4 million, of which $2.8 million and $4.5 million was included in research and development expenses and $3.6 million and $5.9 million was included in general and administrative expenses, respectively.
Interest Income
The $3.4 million decrease in interest income for the year ended December 31, 2024 as compared to 2023 was primarily due to a lower short-term investment balance.
Interest Expense
The $1.0 million decrease in interest expense for the year ended December 31, 2024 as compared to 2023 was primarily due to our senior convertible promissory notes that were repaid in full on March 1, 2024.
Change in Fair Value of Common Stock Warrant Liability
We recognized a gain of $2.8 million from a decrease in the fair value of our common stock warrant liability for the year ended December 31, 2024. This change was related to the revaluation of the liability associated with the Warrants, as defined below, we issued in December 2024 and was primarily the result of a decrease in our stock price during the period between the issuance date and December 31, 2024. We will continue to estimate the fair value of these Warrants at each balance sheet date and will record gain or loss on the statement of operations for changes between balance sheet dates.
(Loss) Gain on Investment in Affiliated Entity
The (loss) gain on investment in affiliated entity resulted from the change in the fair market value of our investment in PLS of $(1.2) million and $773,000 for the years ended December 31, 2024 and 2023, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the consolidated statements of operations.
Net Unrealized Gain on Available-for-Sale Equity Securities
The net unrealized gain on available-for-sale equity securities for the years ended December 31, 2024 and 2023 was $2.1 million and $5.9 million, respectively, which resulted from a change in the fair market value of the investments.
Other Expense, net
Other expense, net, of $3.2 million for the year ended December 31, 2024 was primarily due to a realized loss on our short-term investments sold during the year, as well as the financing costs we incurred in connection with the issuance of the Warrants, as defined below, in December 2024. Other expense, net, of $4.7 million for the year ended December 31, 2023 was primarily the result of realized losses on short-term investments sold during the year.
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2024, we had net operating loss carry forwards for U.S. federal, California and Pennsylvania income tax purposes of $1.1 billion, $259.9 million and $88.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $46.1 million and $7.9 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2025.

Liquidity and Capital Resources
Our primary uses of cash are to finance research and development activities, including clinical trial activities for the advancement of our DNA medicine candidates. We have satisfied our cash requirements principally from proceeds from the sale of equity and debt securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of December 31, 2024, we had cash and short-term investments of $94.1 million and working capital of $62.5 million, as compared to $145.3 million and $110.5 million as of December 31, 2023, respectively.
Cash Flows
Operating Activities
Net cash used in operating activities was $104.1 million and $124.4 million for the years ended December 31, 2024 and 2023, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $104.1 million and $87.4 million for the years ended December 31, 2024 and 2023, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $51.5 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively. The variance was primarily due to the aggregate net proceeds of $60.8 million from the April 2024 Offering and December 2024 Offering (described below) and net proceeds of $6.1 million from the sale of common stock under at-the-market sales agreements, offset by the repayment of our convertible senior notes of $16.4 million in March 2024.
Offering of Common Stock and Warrants
On December 16, 2024, we closed an underwritten public offering, or the December 2024 Offering, relating to the issuance and sale of 10,000,000 shares of the common stock, and accompanying warrants to purchase 10,000,000 shares of common stock, or the Warrants, at an offering price of $3.00 per share and accompanying Warrant. The net proceeds from the December 2024 Offering were $27.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
Offering of Common Stock and Pre-Funded Warrants
On April 18, 2024, we closed an underwritten registered direct offering, or the April 2024 Offering, relating to the issuance and sale of 2,536,258 shares of common stock at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock, or the Pre-Funded Warrants, at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the April 2024 Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
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
During the year ended December 31, 2024, we sold 133,900 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.02 per share, resulting in aggregate net proceeds of $925,000. As of December 31, 2024, there was $59.1 million of remaining capacity under the 2024 Sales Agreement.
On November 9, 2021, we entered into an ATM Equity Offering Sales Agreement, or the 2021 Sales Agreement, with outside sales agents, under which we were able to offer and sell shares of our common stock with aggregate gross proceeds of up to $300.0 million.
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
Other Issuances of Common Stock
During the year ended December 31, 2024, stock options to purchase 8,159 shares of common stock were exercised for aggregate net proceeds to us of $68,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $421,000. During the year ended December 31, 2023, no stock options were exercised and tax payments of $467,000 were made related to the net share settlement of RSU awards.
During the three months ended March 31, 2023, we issued 760,083 shares of common stock pursuant to a securities class action settlement, as described in Note 11 to our consolidated financial statements included in this report.
Funding Requirements
As of December 31, 2024, we had an accumulated deficit of $1.7 billion and we expect to continue to operate at a loss in the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We expect our cash runway to extend through the fourth quarter of 2025, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2025. The consolidated financial statements as of and for the year ended December 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
As of December 31, 2024, future minimum payments due under our contractual obligations are set forth in the table below. We expect to be able to satisfy these obligations, both in the short-term and in the longer-term, with cash on hand.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$14,435,000	$3,483,000	$6,510,000	$4,442,000	$—
Manufacturing commitments (2)	$269,000	$269,000	$—	$—	$—

(1) We have entered into operating leases for our facilities, which expire from 2027 to 2029, and operating leases for office equipment, which expire in 2025. We have four active subleases for portions of our Plymouth Meeting corporate headquarters facility with two sublease periods through December 31, 2026, one through December 31, 2027 and one through December 31, 2029. As of December 31, 2024, we expect to receive aggregate future minimum lease payments totaling $2.4 million (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
(2) Purchase obligations from supply agreements with contract manufacturers.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. Over the past several years, there has been a pronounced overall increase in prevailing interest rates in the United States, which has contributed to the accumulated unrealized loss of $1.9 million in the market value of our investment portfolio as of December 31, 2024.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the year ended December 31, 2024 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024.

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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2024 at the reasonable assurance level.

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
As of December 31, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Trading Plans
During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year, under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year, under the captions “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance Disclosure”) and “Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year, under the captions “Executive Officers and Other Information - Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

4.3	Form of Warrant issued in December 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 16, 2024).

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

10.5
Equity Distribution Agreement, dated August 13, 2024, by and between Inovio Pharmaceuticals, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on August 13, 2024).

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

10.11
First Amendment to the Amended and Restated License and Collaboration Agreement, dated June 14, 2023, by and between Inovio Pharmaceuticals, Inc. and Beijing Apollo Saturn Biological Technology Limited (incorporated by reference to Exhibit 10.11 of the registrant's Form 10-K annual report for the year ended December 31, 2023 filed on March 6, 2024).

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

10.17+
Inovio Pharmaceuticals, Inc. Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.17+ of the registrant's Form 10-K annual report for the year ended December 31, 2023 filed on March 6, 2024).

10.18+
Participation Agreement under Severance Plan for Jacqueline Shea (incorporated by reference to Exhibit 10.18+ of the registrant's Form 10-K annual report for the year ended December 31, 2023 filed on March 6, 2024).

10.19+
Participation Agreement under Severance Plan for Laurent Humeau (incorporated by reference to Exhibit 10.19+ of the registrant's Form 10-K annual report for the year ended December 31, 2023 filed on March 6, 2024).

10.20+
Participation Agreement under Severance Plan for Michael Sumner (incorporated by reference to Exhibit 10.20+ of the registrant's Form 10-K annual report for the year ended December 31, 2023 filed on March 6, 2024).

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

10.28+	Inovio Pharmaceuticals, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.29+	Form of Option Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.30+	Form of RSU Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.3 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.31+	Inovio Pharmaceuticals, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 18, 2023).

10.32+	Form of Option Grant Package under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 9, 2023).

10.33+	Form of RSU Grant Package under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 9, 2023).

19.1	Insider Trading Policy (filed herewith)

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1
Incentive Compensation Recoupment Policy, adopted on November 14, 2023 (incorporated by reference to Exhibit 97.1 of the registrant's Form 10-K annual report for the year ended December 31, 2023 filed on March 6, 2024).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Designates management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions omitted from this exhibit (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2025.

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

Signature	Title	Date

/s/ JACQUELINE E. SHEA	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2025
Jacqueline E. Shea

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 18, 2025
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 18, 2025
Peter Kies

/s/ ROGER D. DANSEY	Director	March 18, 2025
Roger D. Dansey

/s/ ANN C. MILLER	Director	March 18, 2025
Ann C. Miller

/s/ JAY SHEPARD	Director	March 18, 2025
Jay Shepard

/s/ DAVID B. WEINER	Director	March 18, 2025
David B. Weiner

/s/ WENDY L. YARNO	Director	March 18, 2025
Wendy L. Yarno

/s/ LOTA S. ZOTH	Director	March 18, 2025
Lota S. Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrual of clinical trial expenses
Description of the Matter
As of December 31, 2024, the Company accrued $2.0 million for clinical trial expenses. Clinical trial expenses primarily consists of external costs to be paid to clinical research organizations (“CROs”) which are accrued and expensed based upon actual work completed in accordance with signed agreements.
                                                                                                                                   Auditing management’s accounting for accrued clinical trial expenses is especially challenging because the evaluation is dependent upon data and inputs exchanged between clinical personnel and third-party service providers, such as the number of sites activated, the number of patients enrolled, and the number of patient visits, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in our Audit
We obtained an understanding of the accounting for accrued clinical trial expenses including management’s process for measuring estimated accrued clinical study costs such as patient enrollment and total cost incurred to date from third-parties.
                                                                                                                                   To test the completeness of the Company’s accrued clinical trial expenses, we obtained from third-parties, confirmation of patient enrollment and direct service cost to date for significant clinical trials. We attended internal clinical trial and project status meetings with accounting personnel and the clinical project manager to understand the status of significant clinical trial activities. To assess the appropriate measurement of accrued clinical trial expenses, we inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We also tested a sample of subsequent payments by agreeing the invoice to the original accrual and the invoice payments to bank statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

San Diego, California
March 18, 2025

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$65,813,297	$14,310,862
Short-term investments	28,300,232	130,982,913
Accounts receivable from affiliated entities	1,199,056	2,405,228
Prepaid expenses and other current assets, including with affiliated entity	2,517,465	5,414,097
Total current assets	97,830,050	153,113,100
Fixed assets, net	3,659,818	4,960,986
Investments in affiliated entity	1,613,844	2,780,287
Operating lease right-of-use assets	8,113,840	9,491,735
Other assets	1,979,654	605,315
Total assets	$113,197,206	$170,951,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,200,013	$19,847,744
Accounts payable and accrued expenses due to affiliated entities	1,351,163	1,070,519
Accrued clinical trial expenses	2,021,860	2,365,382
Common stock warrant liability	13,255,188	—
Operating lease liability	2,497,360	2,406,522
Grant funding liability, including from affiliated entity	—	109,407
Convertible senior notes	—	16,770,654
Total current liabilities	35,325,584	42,570,228
Operating lease liability, net of current portion	9,367,827	11,032,066
Total liabilities	44,693,411	53,602,294
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 9 at December 31, 2024 and 2023	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2024 and 2023, issued and outstanding: 36,099,991 at December 31, 2024 and 22,793,075 at December 31, 2023	36,099	22,792
Additional paid-in capital	1,799,362,625	1,740,954,074
Accumulated deficit	(1,730,219,262)	(1,622,965,136)
Accumulated other comprehensive loss	(675,667)	(662,601)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	68,503,795	117,349,129
Total liabilities and stockholders’ equity	$113,197,206	$170,951,423

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2024	2023

Revenue from collaborative arrangements and other contracts, including affiliated entity	$217,756	$832,010
Operating expenses:
Research and development	75,620,340	86,676,563
General and administrative	36,996,338	47,582,104
Impairment of goodwill	—	10,513,371
Total operating expenses	112,616,678	144,772,038
Loss from operations	(112,398,922)	(143,940,028)
Other income (expense):
Interest income	4,766,993	8,133,290
Interest expense	(177,833)	(1,222,789)
Change in fair value of common stock warrant liability	2,808,608	—
(Loss) gain on investment in affiliated entity	(1,166,443)	773,145
Net unrealized gain on available-for-sale equity securities	2,077,182	5,850,626
Other expense, net	(3,163,711)	(4,711,596)
Net loss	$(107,254,126)	$(135,117,352)
Net loss per share
Basic and diluted	$(3.95)	$(6.09)
Weighted average number of common shares outstanding
Basic and diluted	27,160,863	22,173,662

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2024	2023
Net loss	$(107,254,126)	$(135,117,352)
Other comprehensive loss:
Foreign currency translation	32,403	(3,920)
Unrealized (loss) gain on short-term investments, net of tax	(45,469)	40,060
Comprehensive loss	$(107,267,192)	$(135,081,212)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2022	9	$—	21,090,938	$21,090	$1,710,888,191	$(1,487,847,784)	$(698,741)	$222,362,756
Issuance of common stock for legal settlement	—	—	760,083	760	13,999,240	—	—	14,000,000
Issuance of common stock for cash, net of financing costs	—	—	875,305	875	5,460,870			5,461,745
Vesting of RSUs, net of tax payments	—	—	66,749	67	(466,713)	—	—	(466,646)
Stock-based compensation	—	—	—	—	11,072,486	—	—	11,072,486
Net loss	—	—	—	—	—	(135,117,352)	—	(135,117,352)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	40,060	40,060
Foreign currency translation	—	—	—	—	—	—	(3,920)	(3,920)
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	$—	13,213,778	$13,214	$36,020,259	$—	$—	$36,033,473
Issuance of pre-funded warrants for cash, net of financing costs	—	—	—	—	16,146,397	—	—	16,146,397
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	93,138	93	(353,213)	—	—	(353,120)
Stock-based compensation	—	—	—	—	6,595,108	—	—	6,595,108
Net loss	—	—	—	—	—	(107,254,126)	—	(107,254,126)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(45,469)	(45,469)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(107,254,126)	$(135,117,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,752,147	2,621,649
Amortization of intangible assets	—	145,417
Amortization of operating lease right-of-use assets	1,377,895	736,472
Change in fair value of common stock warrant liability	(2,808,608)	—
Impairment of goodwill	—	10,513,371
Impairment of intangible assets	—	1,984,444
Deferred taxes	—	(32,046)
Non-cash stock-based compensation	6,595,108	11,072,486
Non-cash interest on senior convertible notes	(355,654)	155,814
Amortization of discounts on investments	(1,690,527)	(4,686,144)
Realized loss on sales of short-term investments	1,905,369	4,805,804
Net (gain) loss on disposal of fixed assets	(22,466)	317,997
Loss (gain) on equity investment in affiliated entity	1,166,443	(773,145)
Net unrealized gain on available-for-sale equity securities	(2,077,182)	(5,850,626)
Changes in operating assets and liabilities:
Accounts receivable, including from affiliated entities	1,206,172	9,332,988
Prepaid expenses and other current assets, including from affiliated entities	1,483,393	39,020,611
Other assets	38,900	78,729
Accounts payable and accrued expenses, including due to affiliated entities	(3,367,087)	(45,989,061)
Accrued clinical trial expenses	(343,522)	(8,228,691)
Operating lease right-of-use assets and liabilities, net	(1,573,401)	(2,020,971)
Grant funding liability, including from affiliated entity	(109,407)	(2,453,297)
Net cash used in operating activities	(104,076,553)	(124,365,551)
Cash flows from investing activities:
Purchases of investments	(54,138,026)	(203,475,052)
Proceeds from sale or maturity of investments	158,637,578	284,932,562
Purchases of capital assets	(487,832)	(320,898)
Proceeds from sale of capital assets	59,319	6,219,263
Net cash provided by investing activities	104,071,039	87,355,875
Cash flows from financing activities:
Repayment of convertible senior notes	(16,415,000)	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	16,146,397	—
Proceeds from issuance of common stock, net of issuance costs	36,033,473	5,461,745
Proceeds from issuance of warrants	16,063,796	—
Proceeds from stock option exercises	67,675	—
Taxes paid related to net share settlement of equity awards	(420,795)	(466,646)
Net cash provided by financing activities	51,475,546	4,995,099
Effect of exchange rate changes on cash and cash equivalents	32,403	(3,920)
Increase (decrease) in cash and cash equivalents	51,502,435	(32,018,497)
Cash and cash equivalents, beginning of period	14,310,862	46,329,359
Cash and cash equivalents, end of period	$65,813,297	$14,310,862

Supplemental disclosure:
Interest paid	$533,487	$1,066,975
Issuance of common stock as part of litigation settlement	$—	$14,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”) is a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from HPV-associated diseases, cancer and infectious diseases. INOVIO's platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
INOVIO uses proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. The Company's proprietary investigational CELLECTRA devices are designed to deliver the plasmids into the body's cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
INOVIO's lead candidate is INO-3107 for the treatment of recurrent respiratory papillomatosis (RRP), a chronic, rare and debilitating disease of the respiratory tract caused by HPV infection. In its completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment.
In addition to its development efforts with INO-3107, INOVIO is actively developing or planning to develop DNA medicines for other indications, including HPV-related oropharyngeal squamous cell carcinoma (OPSCC) and anal dysplasia; glioblastoma multiforme (GBM), a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. The Company was previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions (HSIL) but announced in 2023 that it was ceasing development for this indication in the United States. However, its collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
The Company's partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania, the Walter Reed Army Institute of Research, and The Wistar Institute.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.
2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity
The Company incurred a net loss of $107.3 million for the year ended December 31, 2024. The Company had working capital of $62.5 million and an accumulated deficit of $1.7 billion as of December 31, 2024. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $94.1 million as of December 31, 2024 are not sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
On December 16, 2024, the Company closed an underwritten public offering (the "December 2024 Offering"), relating to the issuance and sale of 10,000,000 shares of its common stock, par value $0.001 per share, and warrants to purchase 10,000,000 shares of common stock (the “Warrants”), at an offering price of $3.00 per share and accompanying Warrant. The exercise price of the Warrants is $3.76 per share. The net proceeds from the December 2024 Offering were $27.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On April 18, 2024, the Company closed an underwritten registered direct offering (the “April 2024 Offering”), relating to the issuance and sale of 2,536,258 shares (the “Shares”) of its common stock, par value $0.001 per share, at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock (the “Pre-Funded Warrants”) at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the April 2024 Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
Going Concern
The Company’s cash, cash equivalents and short-term investments of $94.1 million as of December 31, 2024 are expected to be sufficient to support the Company's planned operations through the fourth quarter of 2025. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings, including under At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $60.8 million from equity offerings during the year ending December 31, 2024, and $6.1 million and $5.5 million from equity offerings under Sales Agreements during the years ending December 31, 2024 and 2023, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the fourth quarter of 2025. The Company's consolidated financial statements as of and for the year ended December 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these consolidated financial statements.
The Company is, and from time to time in the future may be, subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings, including litigation, government investigations and enforcement actions, could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if the Company ultimately prevails. Any of the foregoing consequences could result in serious harm to the Company’s business, results of operations and financial condition.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), the President and Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one segment operating primarily within the United States, as further described in Note 16.
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
The Company’s financial instruments include cash equivalents, short-term investments, investments in affiliated entity, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and common stock warrant liability. The carrying amounts of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Short-term investments are recorded at fair value on a recurring basis, based on current market valuations. The estimated fair value of the common stock warrant liability is determined by using the Black-Scholes pricing model, as discussed in Note 5.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain mutual funds and U.S. treasury securities at December 31, 2024 and 2023.
Short-term Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds, U.S. treasury securities, certificates of deposit, U.S. agency mortgage-backed securities and an equity investment in the Company’s affiliated entity, PLS, at December 31, 2024 and 2023.
Short-term investments are recorded at fair value, based on current market valuations. Unrealized gains and losses on the Company's short-term debt securities are excluded from earnings and reported as a separate component of other comprehensive loss until realized. Realized gains and losses and unrealized gains and losses on available-for-sale equity securities are included in non-operating other income (expense) on the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold.
Accounts Receivable from Affiliated Entities
Accounts receivable from affiliated entities are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. There was no allowance for doubtful accounts for potential credit losses as of December 31, 2024 or 2023.
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
The Company evaluates the carrying value of long-lived assets, which includes fixed assets and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. No impairment losses have been recognized related to long-lived assets for the years ended December 31, 2024 or 2023.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. The Pre-Funded Warrants issued in April 2024 met all the criteria for equity classification and were recorded as a component of additional paid-in capital on issuance. However, the Warrants issued in December 2024 did not meet all the criteria for equity classification and were recorded as a liability at fair value upon issuance. The Warrants met the definition of a derivative and did not meet any scope exceptions under ASC 815. As a result, the fair value of the liability associated with the Warrants will be remeasured at the end of each reporting period while the Warrants are outstanding, and any change in fair value between reporting periods will be recognized as gain or loss on the consolidated statement of operations for that reporting period.
Transaction costs associated with the issuance of the Warrants classified as a liability were expensed at the time of issuance and have been included as part of other expense, net, on the consolidated statement of operations for the year ended December 31, 2024.
Income Taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
Valuation allowances against the Company’s deferred tax assets were $349.2 million and $327.5 million at December 31, 2024 and 2023, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. The outstanding Pre-Funded Warrants (see Note 10) are included in the weighted-average common shares outstanding in the basic net loss per share calculation for the year ended December 31, 2024 given their nominal exercise price.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The dilutive impact of the Notes previously issued by the Company (discussed in Note 9) was considered using the "if-converted" method. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the years ended December 31, 2024 and 2023, basic and diluted net loss per share are the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs, performance-and market-based RSUs and the potentially dilutive shares issuable upon conversion of the Notes prior to their repayment on March 1, 2024 would have been anti-dilutive.
Basic and diluted net loss per share for the year ended December 31, 2024 and 2023 are calculated as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(107,254,126)	$(135,117,352)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	25,655,527	22,173,662
Weighted-average shares underlying pre-funded warrants	1,505,336	—
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	27,160,863	22,173,662
Net loss per share
Basic and diluted	$(3.95)	$(6.09)
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Warrants to purchase common stock	10,000,000	—
Options to purchase common stock	1,337,228	1,128,864
Service-based restricted stock units	337,911	274,794
Performance-and market-based restricted stock units	128,800	—
Convertible preferred stock	275	275
Convertible notes	—	254,165
Total	11,804,214	1,658,098

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

Stock-Based Compensation
The Company incurs stock-based compensation expense related to service-based RSUs, performance-and market-based RSUs and stock options. The fair value of restricted stock is determined by the closing price of the Company's common stock reported on the Nasdaq Capital Market on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis over the requisite vesting period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future. The Company recognizes forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.22%	4.05%
Expected volatility	105%	100%
Expected life in years	5.5	5.5
Dividend yield	—	—

The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.21%	3.90%
Expected volatility	100%	89%
Expected life in years	6.5	10.0
Dividend yield	—	—

Recent Accounting Pronouncements
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2023-07. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company has adopted ASU 2023-07 and included the segment disclosures in Note 16 below.
ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance its consolidated financial statements.
ASU No. 2024-03. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU

2024-03 requires public business entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3. Revenue Recognition and Concentration of Credit Risk
During the years ended December 31, 2024 and 2023, the Company recognized revenue from various license and other agreements. The following table indicates the percentage of total revenues in excess of 10% with any single customer:

Customer	2024 Revenue	% of Total Revenue	2023 Revenue	% of Total Revenue
ApolloBio Corporation	$217,756	100%	$245,056	29%
All other, including affiliated entity	—	—	586,954	71
Total revenue	$217,756	100%	$832,010	100%

No revenue recognized during the years ended December 31, 2024 and 2023 was in deferred revenue as of December 31, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, the Company had no accounts receivable balance.

4. Collaborative Agreements
Advaccine Biopharmaceuticals Suzhou Co., Ltd.
In 2020, the Company entered into a Collaboration and License Agreement with Advaccine Biopharmaceuticals Suzhou Co., Ltd. (“Advaccine”), which was amended and restated in 2021 (as amended and restated, the “Advaccine Agreement”). Under the terms of the Advaccine Agreement, the Company granted to Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”) and 33 additional countries in Asia. The 2021 amendment related to a collaboration between the Company and Advaccine to jointly conduct a global Phase 3 segment of the Company’s clinical trial of INO-4800 that was planned. The parties were jointly participating in the trial and were to equally share the global development costs for the trial, including the Company’s manufacturing costs to supply INO-4800. Advaccine agreed to be fully responsible for conducting the trial in Greater China, including its costs and expenses incurred. The Company has discontinued its internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine. Advaccine continues to develop INO-4800 with its own resources under the terms of the Advaccine Agreement.
In connection with the 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounts for the 2021 amendment under ASC Topic 808. Reimbursements from Advaccine are recognized as contra-research development expense on the consolidated statement of operations once earned and collectibility is assured. During the years ended December 31, 2024 and 2023, the Company received funding of $0 and $3.6 million respectively, from Advaccine that was recorded as contra-research and development expense.
ApolloBio Corporation
In 2017, the Company entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), which was amended in June 2023. Under the terms of the ApolloBio Agreement, the Company granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, its DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories.
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
During the years ended December 31, 2024 and 2023, the Company received $218,000 and $245,000, respectively, from the ApolloBio Agreement that was recorded as revenue.

Coalition for Epidemic Preparedness Innovations (CEPI)
The Company previously entered into agreements with CEPI pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. In 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI.
During the year ended December 31, 2024, the Company received funding of $1.6 million in connection with the final close-out of these grants, which was recorded as contra-research and development expense. During the year ended December 31, 2023, the Company received funding of $1.8 million in connection with these grants.
Bill & Melinda Gates Foundation
In 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of dMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In 2019, Gates funded an additional $1.1 million for the project. During the years ended December 31, 2024 and 2023, the Company recorded $39,000 and $70,000, respectively, as contra-research and development expense related to the Gates dMAb grant.

5. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of December 31, 2024 and 2023:

		As of December 31, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$25,926,415	$—	$(1,445,706)	$24,480,709
Certificates of deposit	Less than 1	2,980,273	9,750	(281)	2,989,742
U.S. agency mortgage-backed securities	*	1,260,745	—	(430,964)	829,781
		$30,167,433	$9,750	$(1,876,951)	$28,300,232

		As of December 31, 2023
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$55,389,289	$—	$(3,522,888)	$51,866,401
U.S. treasury securities	Less than 1	75,164,782	24,938	—	75,189,720
Certificates of deposit	Less than 1	2,978,917	11,709	(300)	2,990,326
U.S. agency mortgage-backed securities	*	1,340,439	—	(403,973)	936,466
		$134,873,427	$36,647	$(3,927,161)	$130,982,913

*No single maturity date.

During the years ended December 31, 2024 and 2023, the Company recorded gross realized gain on investments of $900 and $1,000, respectively, and gross realized loss on investments of $1.9 million and $4.8 million, respectively. During the years ended December 31, 2024 and 2023, the Company recorded net unrealized gain on available-for-sale equity securities of $2.1 million and $5.9 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2024, the Company had 19 available-for-sale securities with an aggregate total unrealized loss of $1.9 million. All of the securities had been in a loss position for longer than 12 months as of December 31, 2024.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of December 31, 2024 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at December 31, 2024, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2024:

	Fair Value Measurements at
	December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$24,480,709	$24,480,709	$—	$—
Certificates of deposit	2,989,742	—	2,989,742	—
U.S. agency mortgage-backed securities	829,781	—	829,781	—
Total short-term investments	28,300,232	24,480,709	3,819,523	—

Investment in affiliated entity	1,613,844	1,613,844	—	—
Total assets measured at fair value	$29,914,076	$26,094,553	$3,819,523	$—

Liabilities:
Common stock warrant liability	$13,255,188	$—	$—	$13,255,188
Total liabilities	$13,255,188	$—	$—	$13,255,188

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$51,866,401	$51,866,401	$—	$—
U.S. treasury securities	75,189,720	75,189,720	—	—
Certificates of deposit	2,990,326	—	2,990,326	—
U.S. agency mortgage-backed securities	936,466	—	936,466	—
Total short-term investments	130,982,913	127,056,121	3,926,792	—

Investments in affiliated entity	2,780,287	2,780,287	—	—
Total assets measured at fair value	$133,763,200	$129,836,408	$3,926,792	$—

Level 1 assets at December 31, 2024 consisted of mutual funds and the Company’s investment in its affiliated entity, PLS. Level 1 assets at December 31, 2023 consisted of mutual funds and U.S. treasury securities held by the Company that are valued at quoted market prices, as well as the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at December 31, 2024 and 2023 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of December 31, 2024 or 2023.
Level 3 liabilities held as of December 31, 2024 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offering that closed in December 2024. See Note 10 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liability at each reporting date utilizing a Black-Scholes pricing model. The following assumptions were used to estimate the fair value of the warrant liability:

	On Issuance Date	December 31, 2024
Risk-free interest rate	4.3%	4.4%
Expected volatility	111%	111%
Expected life in years	5	5
Dividend yield	—	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the Warrants. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the Warrants. As a result of these calculations, the Company recorded a decrease in fair value of the liability of $2.8 million on the consolidated statement of operations for the year ended December 31, 2024.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2024:

Common Stock Warrant Liability
Balance at December 31, 2023	—
Issuance of common stock warrants in December 2024	16,063,796
Decrease in fair value of liability	(2,808,608)
Balance at December 31, 2024	$13,255,188

6. Certain Balance Sheet Items
Prepaid and other current assets at December 31, 2024 and 2023 consisted of the following:

	2024	2023
Prepaid clinical expenses (a)	627,962	3,410,442
Other prepaid expenses	1,889,503	2,003,655
	$2,517,465	$5,414,097
Accounts payable and accrued expenses at December 31, 2024 and 2023 consisted of the following:

	2024	2023
Trade accounts payable	$5,091,503	$3,577,826
Accrued compensation	10,007,180	9,837,104
Other accrued expenses (b)	1,101,330	6,432,814
	$16,200,013	$19,847,744

(a)As of December 31, 2024 and 2023, balance included $0 and $1.5 million, respectively, of prepaid manufacturing expenses.
(b)As of December 31, 2024 and 2023, balance included $0 and $4.3 million, respectively, of liability for unused grant funding.

7. Fixed Assets
Fixed assets at December 31, 2024 and 2023 consisted of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2024
Leasehold improvements	$11,761,522	$(8,390,612)	$3,370,910
Research and development equipment	2,835,298	(2,571,747)	263,551
Office furniture and fixtures	2,431,633	(2,416,232)	15,401
Computer equipment and other	3,093,812	(3,083,856)	9,956
	$20,122,265	$(16,462,447)	$3,659,818
As of December 31, 2023
Leasehold improvements	$15,917,596	$(11,753,081)	$4,164,515
Research and development equipment	3,538,698	(3,078,165)	460,533
Office furniture and fixtures	2,827,476	(2,816,577)	10,899
Computer equipment and other	3,529,129	(3,204,090)	325,039
	$25,812,899	$(20,851,913)	$4,960,986

Depreciation expense for the years ended December 31, 2024 and 2023 was $1.8 million and $2.6 million, respectively. The Company determined that the carrying value of its fixed assets was not impaired during the periods presented. During the year ended December 31, 2024, the Company sold fixed assets with no net book value for a gain of $59,000 and disposed of fixed assets with a net book value of $37,000. During the year ended December 31, 2023, the Company sold fixed assets with no net book value for a gain of $148,000 and disposed of fixed assets with a net book value of $466,000.

8. Goodwill and Intangible Assets
During 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, and a general decline in equity values in the biotechnology industry, the Company performed a quantitative impairment assessment of its goodwill and long-lived assets. The goodwill was determined to be fully impaired as of September 30, 2023, and the Company recorded an impairment charge of $10.5 million.
During 2023, the Company also recorded an impairment charge of $2.0 million to research and development expense for the remaining book value of intangible assets acquired in 2016 from Bioject Medical Technologies, as the Company had no plans to further develop or utilize this technology.

9. Convertible Debt
Convertible Senior Notes
In 2019, the Company completed a private placement of $78.5 million aggregate principal amount of its 6.50% convertible senior notes due 2024 (the “Notes”). The Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the offering were $75.7 million.
The Notes were senior unsecured obligations of the Company and accrued interest payable in cash semi-annually in arrears on March 1 and September 1 of each year at a rate of 6.50% per annum. The Notes matured on March 1, 2024 and the Company paid the then remaining $16.9 million obligation in full, including accrued interest.
For the years ended December 31, 2024 and 2023,  the Company recognized $178,000 and $1.2 million, respectively, of interest expense related to the Notes, of which $178,000 and $1.1 million, respectively, related to the contractual interest coupon.

10. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2024	2023
Series C Preferred Stock, par $0.001	1,091	1,091	9	9

The holder of a share or shares of Series C preferred stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the preferred stock into fully paid and non-assessable shares of common stock. As of December 31, 2024, the conversion value was $326.40 per share, such that the outstanding shares of Series C preferred stock were convertible into an aggregate of 275 shares of common stock.
Offerings of Common Stock and Warrants
On December 16, 2024, the Company closed the December 2024 Offering (see “Basis of Presentation and Liquidity” in Note 2 above).
Each Warrant issued in the December 2024 Offering has an initial exercise price per share of $3.76, subject to certain adjustments. The Warrants may be exercised at any time, in whole or in part, until expiration on December 16, 2029. In the event there is no effective registration statement covering the shares of common stock underlying a Warrant exercise, the Warrants may be exercised via cashless exercise. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% (or, for certain holders who so elected prior to the issuance of the Warrants, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the Warrants.
As the Warrants are not indexed to the Company’s common stock, the Company recorded a liability for the Warrants at fair value upon issuance on the Company's consolidated balance sheet. The common stock warrant liability is remeasured to fair value at the end of each reporting period.
As of December 31, 2024, no Warrants issued in the December 2024 Offering had been exercised.
On April 18, 2024, the Company closed the April 2024 Offering (see “Basis of Presentation and Liquidity” in Note 2 above).
Each Pre-Funded Warrant issued in the April 2024 Offering has an initial exercise price per share of $0.001, subject to certain adjustments. The Pre-Funded Warrants may be exercised at any time until exercised in full. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common

Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants.
As the Pre-Funded Warrants issued in the April 2024 Offering are indexed to the Company's own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company's condensed consolidated balance sheet as of December 31, 2024.
As of December 31, 2024, no Pre-Funded Warrants had been exercised.
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
During the year ended December 31, 2024, the Company sold 133,900 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.02 per share, resulting in aggregate net proceeds of $925,000. As of December 31, 2024, there was $59.1 million of remaining capacity under the 2024 Sales Agreement.
On November 9, 2021, the Company entered into an ATM Equity Offering Sales Agreement (the “2021 Sales Agreement”) with outside sales agents for the offer and sale of its common stock for an aggregate offering price of up to $300.0 million. The 2021 Sales Agreement provides that the sales agents were entitled to compensation in an amount equal to up to 3.0% of the gross sales proceeds of any common stock sold under the 2021 Sales Agreement. During the three months ended March 31, 2024, the Company sold 543,620 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. During the year ended December 31, 2023, the Company sold 875,305 shares of its common stock under the 2021 Sales Agreement at a weighted average price of $6.33 per share, resulting in aggregate net proceeds of $5.5 million. The 2021 Sales Agreement was terminated in August 2024 in connection with the entry into the 2024 Sales Agreement described above.
Other Issuances of Common Stock
During the three months ended March 31, 2023, the Company issued 760,083 shares of common stock pursuant to a securities class action litigation settlement, as described in Note 11.
Stock Options and Restricted Stock Units
The Board of Directors adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) on March 24, 2023, pursuant to which the Company may grant stock options, restricted stock awards, RSUs and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 1,166,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At December 31, 2024, the Company had 800,526 shares of common stock available for future grant under the 2023 Plan, 188,082 shares underlying outstanding but unvested RSUs and 282,579 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At December 31, 2024, the Company had 129,000 shares underlying outstanding but unvested RSU and options outstanding to purchase 904,669 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At December 31, 2024 the Company had 84,328 shares of common stock available for future grant under the 2022 Inducement Plan, 20,829 shares underlying outstanding but unvested RSUs and options outstanding to purchase 53,684 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.

The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2024, the Company had options outstanding to purchase 96,296 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vested over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2024 and 2023 was $6.4 million and $10.4 million, respectively, of which $2.8 million and $4.5 million was included in research and development expenses and $3.6 million and $5.9 million was included in general and administrative expenses, respectively.
At December 31, 2024 and 2023, there was $2.1 million and $4.3 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years and 1.3 years, respectively.
At December 31, 2024 and 2023, there was $2.0 million and $3.5 million, respectively, of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years and 1.5 years, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the years ended December 31, 2024 and 2023 was $226,000 and $669,000, respectively. As of December 31, 2024, options to purchase 66,056 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.78-$18.00	568,085	8.8	$10.95	205,698	$12.08
$18.01-$39.00	249,917	6.2	$35.52	191,644	$35.28
$39.01-$52.00	152,066	3.5	$44.95	151,949	$44.95
$52.01-$90.00	126,336	3.2	$76.92	123,316	$77.39
$90.01-$130.00	112,293	3.4	$98.68	112,293	$98.68
$130.01-$233.28	128,531	5.3	$137.48	128,531	$137.48
	1,337,228	6.4	$45.17	913,431	$59.52

At December 31, 2024, the aggregate intrinsic value of options outstanding was $1,000, the aggregate intrinsic value of options exercisable was $0, and the weighted average remaining contractual term of options exercisable was 5.5 years.
At December 31, 2024, the aggregate intrinsic value of unvested RSUs was $618,000 and the aggregate intrinsic value of RSUs which vested during the year ended December 31, 2024 was $1.3 million.
At December 31, 2024, options to purchase 1,337,228 shares of common stock and 337,911 RSUs were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2023	1,128,864	$58.76
Granted	328,376	8.27
Exercised	(8,159)	8.29
Cancelled	(111,853)	76.67
Balance, December 31, 2024	1,337,228	$45.17

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2024 was as follows:

Number of Shares
Balance, December 31, 2023	274,794
Granted	214,207
Vested	(126,133)
Cancelled	(24,957)
Balance, December 31, 2024	337,911

The weighted average exercise price per share was $139.02 for the 38,503 options which expired during the year ended December 31, 2024 and $38.86 for the 9,357 options which expired during the year ended December 31, 2023.
The weighted average grant date fair value per share was $6.69 and $11.19 for options granted during the years ended December 31, 2024 and 2023, respectively.
The weighted average grant date fair value was $8.30 and $10.34 per share for RSUs granted during the years ended December 31, 2024 and 2023, respectively.
The Company received $68,000 in proceeds from the exercise of stock options during the years ended December 31, 2024. No stock options were exercised during the year ended December 31, 2023. The aggregate intrinsic value of options exercised was $39,000 during the year ended December 31, 2024.
Performance- and Market-Based RSUs
In May 2024, the Company granted performance- and-market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of December 31, 2024, 83,800 performance- and market-based RSUs were outstanding.
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
The Company valued the Milestone-based RSUs based on the grant date closing price per share. The Company recognizes stock-based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in the Company's estimate of the number of units that are probable of vesting.
The Company valued the Market-based RSUs on the grant date using the Monte Carlo simulation method, a generally accepted statistical technique used to simulate a range of possible future stock prices for the Company and the peer group. The determination of fair value was affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company will recognize stock-based compensation expense ratably over the performance period of the award. The market-based RSUs will cliff-vest at the end of the three-year period ranging from zero to 150% of the target number of awards granted.
The significant assumptions used in the Monte Carlo simulation method were as follows:

Risk-free interest rate	4.60%
Expected volatility	90%
Expected life in years	3.61
Dividend yield	—
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of December 31, 2024, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the year then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For the year ended December 31, 2024, the Company recognized $44,000 in stock-based compensation for the Market-based RSUs.
December 2024 Performance-Based Awards
In December 2024, the Company granted performance-based stock options and RSUs (such performance-based grants, the "December 2024 Awards") to key employees under the 2023 Plan. Each award was expressed as a target number of stock options and RSUs. With respect to the December 2024 Awards, the Company's Board of Directors established specified performance goals and a corresponding performance period over which the goals must be attained, the satisfaction of which are conditions to earning the December 2024 Awards and vesting of the underlying stock options and RSUs. As of December 31, 2024, December 2024 Awards were outstanding covering 25,686 shares of common stock underlying stock options and 19,314 shares of common stock underlying RSUs.
The grant date fair value of the performance-based RSUs was $34,000 based on the grant date closing price per share of $1.78. The grant date fair value of the performance-based stock options was $38,000 based on the Black-Scholes per share value of $1.46. As of December 31, 2024, the underlying performance milestones of the December 2024 Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the year then ended.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of December 31, 2024 of 2.4 to 5.0 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
The base rent adjusts periodically throughout the term of the leases. Rent payments under the leases include base rent with annual increases of approximately two to three percent, and additional monthly fees to cover the Company's share of certain facility expenses, including utilities, property taxes, insurance and maintenance.
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
As of December 31, 2024, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2025	$3,483,000
2026	3,555,000
2027	2,955,000
2028	2,310,000
2029	2,132,000
Total remaining lease payments	14,435,000
Less: present value adjustment	(2,570,000)
Total operating lease liabilities	11,865,000
Less: current portion	(2,497,000)
Long-term operating lease liabilities	$9,368,000

Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2024 and 2023 were $2.6 million and $3.5 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
In 2023, the Company entered into agreements to sublease a total of approximately 11,400 square feet in its Plymouth Meeting headquarters with sublease terms through December 31, 2026.
During 2024, the Company amended the sublease agreements for its Plymouth Meeting headquarters to extend one sublease term through December 31, 2027 and the other through December 31, 2029.
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
Legal Proceedings
Securities Litigation
In 2020, a purported shareholder class action complaint was filed naming the Company and its former President and Chief Executive Officer as defendants and alleging that the Company made materially false and misleading statements in violation of certain federal securities laws. In 2022 the parties negotiated an agreement in principle to settle the shareholder class action complaint, which was approved by the court in January 2023. Under the settlement, the Company agreed to pay $30.0 million in cash and issued 760,083 shares of its common stock, with a value of $14.0 million at the time, to settle all outstanding claims. The Company's insurance carriers paid the $30.0 million cash component of the settlement.
Shareholder Derivative Litigation
In 2020, a purported shareholder derivative complaint was filed naming eight current and former directors of the Company as defendants. The lawsuit asserted state and federal claims and was based on the same alleged misstatements as the shareholder class action complaint described above. The lawsuit accused the Company’s board of directors of failing to exercise reasonable and prudent supervision over the Company’s management, policies, practices, and internal controls. The plaintiff sought unspecified monetary damages on behalf of the Company as well as governance reforms.
Between 2020 and 2022, additional shareholder derivative complaints were filed.
In June 2023, the court entered an order preliminarily approving a proposed settlement of the derivative claims, in accordance with a Stipulation of Settlement. The Stipulation of Settlement contemplated that, following the settlement hearing and the final approval of the settlement by the court, the Company would implement certain corporate governance reforms described in the Stipulation of Settlement. The preliminary order also approved the form and manner of the notice of the Settlement. As part of the Settlement, in July 2023 the Company paid $1.2 million to plaintiffs’ counsel for their fees and expenses. In October 2023, the court entered an order and final judgment approving the Settlement, which became effective in November 2023. The Company has implemented the corporate governance reforms in response to the provisions of the Stipulation of Settlement.

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
The components of pretax loss from operations are as follows:

	Year Ended December 31,
	2024	2023
U.S. Domestic	$(107,254,126)	$(134,979,579)
Foreign	—	(137,772)
Pretax loss from operations	$(107,254,126)	$(135,117,351)

There was no provision for or benefit from income taxes for the years ended December 31, 2024 and 2023.
The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax benefit, using a 21% statutory tax rate for December 31, 2024 and 2023, is as follows:

	Year Ended December 31,
	2024	2023
Benefit from income taxes at statutory rates	$(22,523,000)	$(28,375,000)
State income tax, net of federal benefit	(1,543,000)	(3,922,000)
Change in valuation allowance	21,749,000	28,394,000
Research and development tax credits	(5,846,000)	(2,139,000)
Stock-based compensation	1,579,000	2,099,000
Uncertain tax positions	2,344,000	861,000
Goodwill impairment	—	1,962,000
Expired NOLs and credits	4,687,000	1,352,000
Limited NOLs and credits	(2,056,000)	(997,000)
Change in tax rates	403,000	365,000
Foreign tax rate differential	—	(4,000)
Other	1,206,000	404,000
	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are shown below:

	As of December 31,
	2024	2023
Deferred tax assets:
Capitalized research expense	$54,204,000	$50,143,000
NOL carryforwards	250,336,000	235,624,000
Research and development and other tax credits	31,250,000	27,734,000
Deferred revenue	—	22,000
Stock-based compensation	3,060,000	3,683,000
Acquired intangibles	774,000	907,000
Investment in affiliated entity	1,651,000	1,406,000
Lease liability	2,492,000	2,822,000
Fixed assets	441,000	337,000
Other	6,720,000	6,808,000
	350,928,000	329,486,000
Valuation allowance	(349,224,000)	(327,493,000)
Total deferred tax assets	1,704,000	1,993,000
Deferred tax liabilities:
Right of use asset	(1,704,000)	(1,993,000)
Total deferred tax liabilities	(1,704,000)	(1,993,000)
Net deferred tax liabilities	$—	$—

As of December 31, 2024, the Company had federal, California and other state tax net operating loss (NOL) carryforwards of $1.1 billion, $259.9 million and $88.6 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The aggregate federal net operating losses generated in 2018 and after for the amount of $801.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal NOL carryforward began to expire in 2025, and the California and other state NOL carryforwards will begin and have begun to expire in 2028 and 2025, respectively, unless previously utilized.
The Company also had Korean NOL carryforward of $1.0 million as of December 31, 2024. The Korean NOLs are available to offset up to 60% of future taxable income and will begin to expire in 2035, unless previously utilized.
In addition, as of December 31, 2024, the Company had federal and state research and development (R&D) tax credit carryforwards of $46.1 million and $7.9 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Foreign NOLs	Federal R&D	State R&D
2025	$16.0	$5.2	$—	$—	$—
2026	17.1	7.1	—	—	—
2027	6.1	1.9	—	—	—
2028 and thereafter	245.9	333.6	1.0	46.1	—
Indefinite	801.9	0.7	—	—	7.9
	$1,087.0	$348.5	$1.0	$46.1	$7.9

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2024. As a result of the analysis, the Company estimates that approximately $5.3 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets, accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes, could further limit the ability to use the NOL and R&D carryforwards.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. stockholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For 2024 and 2023, the Company did not generate any GILTI due to losses earned by its foreign subsidiary.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2024	2023
Balance at beginning of the year	$22,114,000	$21,139,000
Increases related to current year tax positions	2,297,000	1,816,000
Increases (decreases) related to prior year tax positions	197,000	(841,000)
Balance at end of the year	$24,608,000	$22,114,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $22.9 million and $20.5 million as of December 31, 2024 and 2023, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2021 and state and local income tax examinations before 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not to its knowledge currently under Internal Revenue Service (“IRS”), state, local or foreign tax examination.

13. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $961,000 and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

14. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of December 31, 2024 and 2023, representing a 17.3% and 17.8% ownership interest, respectively. The Company's investment in PLS is recorded as investment in affiliated entity on the consolidated balance sheet as of December 31, 2024 and 2023, and was valued at $1.6 million and $2.8 million, respectively, based on the closing price of the shares on the Korea New Exchange Market at the applicable balance sheet date. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.

The Wistar Institute
Dr. Weiner is a director of the Vaccine Center of The Wistar Institute ("Wistar") and an Executive Vice President of Wistar.
In 2016, the Company entered into collaborative research agreements with Wistar for preventive and therapeutic DNA-based immunotherapy applications and products developed by Dr. Weiner and Wistar for the treatment of cancers and infectious diseases. Under the terms of the agreement, the Company reimbursed Wistar for all direct and indirect costs incurred in the conduct of the collaborative research, not to exceed $3.1 million during the five-year term of the agreement. In 2021, upon expiration of the 2016 agreements, the Company entered into new collaborative research agreements with Wistar with the same terms. The Company has the exclusive right to in-license new intellectual property developed under this agreement.
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of dMAbs as countermeasures for COVID-19. In August 2024, the sub-grant was amended to a total of $12.5 million in funding through September 2025.
In 2022, the Company received a $1.2 million sub-grant through Wistar, which was amended in 2024 to $2.4 million with funding through November 2024, with an option for an additional $4.2 million in funding that extends the sub-grant through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched nanoparticles (dLNPs) for vaccination against HIV infection.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2024 and 2023, the Company recorded $482,000 and $1.0 million, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements. Research and development expenses recorded from Wistar for the years ended December 31, 2024 and 2023 were $1.5 million and $1.8 million, respectively. At December 31, 2024 and 2023, the Company had an accounts receivable balance of $1.2 million and $2.4 million, respectively, and an accounts payable and accrued liability balance of $1.4 million and $1.1 million, respectively, related to Wistar. As of December 31, 2024 and 2023, the Company had a prepaid expense balance of $0 and $20,000, respectively, and recorded $0 and $22,000, respectively, as deferred grant funding on its consolidated balance sheet related to Wistar.

15. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos Therapeutics ("Geneos") to develop and commercialize neoantigen-based personalized cancer therapies. The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.
As of December 31, 2024, the Company held 23% of the outstanding equity of Geneos, on an as-converted to common stock basis. The Company accounts for its common stock investment in Geneos as an equity method investment under ASC 323. Due to continuing net losses of Geneos, the Company’s investment had been reduced to $0 as of each of December 31, 2024 and 2023. The Company has not made any further investment in Geneos. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos, as the Company has no obligation to fund Geneos.
The Company continues to exclusively license its immunotherapy platform and CELLECTRA technology to Geneos to be used in the field of personalized, neoantigen-based therapy for cancer. The license agreement provides for potential royalty payments to the Company in the event that Geneos commercializes any products using the licensed technology. The Company is not obligated to use any of its assets to fund the future operations of Geneos.

16. Segment Information
The Company operates as one reportable segment in the United States, which includes all activities related to the development and commercialization of its DNA medicines to help treat and protect people from HPV-associated diseases, cancer and infectious diseases.
The Company's Chief Executive Officer (CEO) is its Chief Operating Decision Maker (CODM), responsible for allocating resources and assessing Company performance using aggregated financial information. Utilizing aggregated financial information enables the CODM to determine the most appropriate resource allocation across the organization, research and development projects or other initiatives consistent with the Company's corporate objectives. The CODM primarily uses total net loss as reported on the statements of operations and comprehensive loss to measure segment loss, supplemented by certain additional significant expense details reflected in the table below. The measure of segment assets is reported on the consolidated balance sheet as total assets.
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Year Ended December 31,
	2024	2023

Revenue from collaborative arrangements and other contracts, including affiliated entity	$217,756	$832,010
Less:
Research and development:
INO-3107	29,930,344	17,840,728
INO-5401 and other Immuno-oncology	6,293,401	11,758,935
Other programs (a)	(77,955)	18,701,675
Engineering and device-related	19,393,929	8,863,170
Stock-based compensation	2,821,226	4,606,341
Other unallocated expenses (b)	17,259,395	24,905,714
General and administrative	36,996,338	47,582,104
Impairment of goodwill	—	10,513,371
Total operating expenses	112,616,678	144,772,038
Interest income	4,766,993	8,133,290
Interest expense	(177,833)	(1,222,789)
Change in fair value of common stock warrant liability	2,808,608	—
(Loss) gain on investment in affiliated entity	(1,166,443)	773,145
Net unrealized gain on available-for-sale equity securities	2,077,182	5,850,626
Other expense, net	(3,163,711)	(4,711,596)
Net loss	$(107,254,126)	$(135,117,352)

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.
(b) Includes impairment of intangible assets of $2.0 million recorded in 2023.

17. Subsequent Events
From January 1, 2025 through the date of these financial statements, the Company sold 512,518 shares of common stock under the 2024 Sales Agreement at a weighted average price of $2.16 per share, for net proceeds of $1.1 million.