Form 10-Q
period 2025-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2025-05-13
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 36,674,436 as of May 9, 2025.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2025

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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure, or the failure of third parties with whom we work, to comply with such obligations could lead to material adverse business consequences.

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,915,447	$65,813,297
Short-term investments	28,447,097	28,300,232
Accounts receivable from affiliated entity	1,310,237	1,199,056
Prepaid expenses and other current assets	2,221,668	2,517,465
Total current assets	71,894,449	97,830,050
Fixed assets, net	3,347,824	3,659,818
Investments in affiliated entity	2,308,975	1,613,844
Operating lease right-of-use assets	7,741,757	8,113,840
Other assets	1,979,654	1,979,654
Total assets	$87,272,659	$113,197,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,919,788	$16,200,013
Accounts payable and accrued expenses due to affiliated entity	469,637	1,351,163
Accrued clinical trial expenses	1,819,237	2,021,860
Common stock warrant liability	9,542,316	13,255,188
Operating lease liability	2,575,902	2,497,360
Total current liabilities	27,326,880	35,325,584
Operating lease liability, net of current portion	8,695,055	9,367,827
Total liabilities	36,021,935	44,693,411
Stockholders’ equity:
Preferred stock	—	—
Common stock	36,674	36,099
Additional paid-in capital	1,801,789,329	1,799,362,625
Accumulated deficit	(1,749,913,959)	(1,730,219,262)
Accumulated other comprehensive loss	(661,320)	(675,667)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	51,250,724	68,503,795
Total liabilities and stockholders’ equity	$87,272,659	$113,197,206

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenue from collaborative arrangements	$65,343	$—
Operating expenses:
Research and development	16,090,902	20,913,790
General and administrative	9,024,970	10,571,179
Total operating expenses	25,115,872	31,484,969
Loss from operations	(25,050,529)	(31,484,969)
Other income (expense):
Interest income	808,077	1,500,290
Interest expense	—	(177,833)
Change in fair value of common stock warrant liability	3,712,872	—
Gain (loss) on investment in affiliated entity	695,131	(126,018)
Net unrealized gain on available-for-sale equity securities	140,234	500,877
Other expense, net	(482)	(682,218)
Net loss	$(19,694,697)	$(30,469,871)
Net loss per share
Basic and diluted	$(0.51)	$(1.31)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	38,613,653	23,291,512

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(19,694,697)	$(30,469,871)
Other comprehensive loss:
Foreign currency translation	—	32,403
Unrealized gain (loss) on short-term investments, net of tax	14,347	(46,016)
Comprehensive loss	$(19,680,350)	$(30,483,484)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	518,670	519	1,101,630	—	—	1,102,149
Vesting of RSUs, net of tax payments	—	—	55,694	56	(74,275)	—	—	(74,219)
Stock-based compensation	—	—	—	—	1,399,349	—	—	1,399,349
Net loss	—	—	—	—	—	(19,694,697)	—	(19,694,697)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,347	14,347
Balance at March 31, 2025	9	$—	36,674,355	$36,674	$1,801,789,329	$(1,749,913,959)	$(661,320)	$51,250,724

	Three Months Ended March 31, 2024
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	543,620	544	5,224,589	—	—	5,225,133
Vesting of RSUs, net of tax payments	—	—	34,558	34	(174,282)	—	—	(174,248)
Stock-based compensation	—	—	—	—	2,525,433	—	—	2,525,433
Net loss	—	—	—	—	—	(30,469,871)	—	(30,469,871)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46,016)	(46,016)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at March 31, 2024	9	$—	23,371,253	$23,370	$1,748,529,814	$(1,653,435,007)	$(676,214)	$94,441,963

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,694,697)	$(30,469,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	371,367	424,473
Amortization of operating lease right-of-use assets	372,083	335,257
Change in fair value of common stock warrant liability	(3,712,872)	—
Non-cash stock-based compensation	1,399,349	2,525,433
Non-cash interest on senior convertible notes	—	(355,654)
Amortization of discounts on investments	(386)	(684,651)
Loss on sales of short-term investments	482	691,168
(Gain) loss on equity investment in affiliated entity	(695,131)	126,018
Net unrealized gain on available-for-sale equity securities	(140,234)	(500,877)
Changes in operating assets and liabilities:
Accounts receivable from affiliated entity	(111,181)	(145,854)
Prepaid expenses and other current assets	295,797	1,897,016
Accounts payable and accrued expenses, including due to affiliated entity	(4,161,751)	(3,160,238)
Accrued clinical trial expenses	(202,623)	657,104
Operating lease right-of-use assets and liabilities, net	(594,230)	(11,791)
Grant funding liability, including from affiliated entity	—	(87,489)
Net cash used in operating activities	(26,874,027)	(28,759,956)
Cash flows from investing activities:
Purchases of investments	—	(9,751,047)
Proceeds from sale or maturity of investments	7,620	55,169,260
Purchases of capital assets	(59,373)	(35,578)
Net cash (used in) provided by investing activities	(51,753)	45,382,635
Cash flows from financing activities:
Repayment of convertible senior notes	—	(16,415,000)
Proceeds from issuance of common stock, net of issuance costs	1,102,149	5,225,133
Taxes paid related to net share settlement of equity awards	(74,219)	(174,248)
Net cash provided by (used in) financing activities	1,027,930	(11,364,115)
Effect of exchange rate changes on cash and cash equivalents	—	32,403
(Decrease) Increase in cash and cash equivalents	(25,897,850)	5,290,967
Cash and cash equivalents, beginning of period	65,813,297	14,310,862
Cash and cash equivalents, end of period	$39,915,447	$19,601,829

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$—	$442,976
Interest paid	$—	$533,487

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”) is a clinical-stage biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from diseases associated with human papillomavirus (HPV), cancer and infectious diseases. INOVIO's platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
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
The Company's partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
INOVIO was incorporated in Delaware in June 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three months ended March 31, 2025 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of March 31, 2025 and December 31, 2024, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $19.7 million for the three months ended March 31, 2025. The Company had working capital of $44.6 million and an accumulated deficit of $1.7 billion as of March 31, 2025. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
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
On April 18, 2024, the Company closed an underwritten registered direct offering (the “April 2024 Offering”) relating to the issuance and sale of 2,536,258 shares (the “Shares”) of its common stock, par value $0.001 per share, at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock (the “Pre-Funded Warrants”) at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the April 2024 Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
Going Concern
The Company’s cash, cash equivalents and short-term investments of $68.4 million as of March 31, 2025 are expected to be sufficient to support the Company's planned operations into the first quarter of 2026. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $60.8 million from equity offerings during the year ending December 31, 2024, and the receipt of net proceeds of $1.1 million and $6.1 million under Sales Agreements during the three months ended March 31, 2025 and year ended December 31, 2024, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the first quarter of 2026. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of March 31, 2025 and December 31, 2024:

		As of March 31, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$25,926,415	$—	$(1,305,472)	$24,620,943
Certificates of deposit	Less than 1	2,980,607	9,268	(276)	2,989,599
U.S. agency mortgage-backed securities	*	1,243,914	—	(407,359)	836,555
		$30,150,936	$9,268	$(1,713,107)	$28,447,097

		As of December 31, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$25,926,415	$—	$(1,445,706)	$24,480,709
Certificates of deposit	Less than 1	2,980,273	9,750	(281)	2,989,742
U.S. agency mortgage-backed securities	*	1,260,745	—	(430,964)	829,781
		$30,167,433	$9,750	$(1,876,951)	$28,300,232
*No single maturity date.
During the three months ended March 31, 2025 and 2024, the Company recorded gross realized gains on investments of $200 and $200, respectively, and gross realized losses on investments of $700 and $691,000, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded net unrealized gains on available-for-sale equity securities of $140,000 and $501,000, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of March 31, 2025, the Company had 19 available-for-sale securities with an aggregate total unrealized loss of $1.7 million. All of these securities had been in a loss position for longer than 12 months as of March 31, 2025.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2025 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2025, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of March 31, 2025:

	Fair Value Measurements at
	March 31, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$24,620,943	$24,620,943	$—	$—
Certificates of deposit	2,989,599	—	2,989,599	—
U.S. agency mortgage-backed securities	836,555	—	836,555	—
Total short-term investments	28,447,097	24,620,943	3,826,154	—

Investment in affiliated entity	2,308,975	2,308,975	—	—
Total assets measured at fair value	$30,756,072	$26,929,918	$3,826,154	$—

Liabilities:
Common stock warrant liability	9,542,316	$—	$—	9,542,316
Total liabilities	$9,542,316	$—	$—	$9,542,316

The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2024:

	Fair Value Measurements at
	December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$24,480,709	$24,480,709	$—	$—
Certificates of deposit	2,989,742	—	2,989,742	—
U.S. agency mortgage-backed securities	829,781	—	829,781	—
Total short-term investments	28,300,232	24,480,709	3,819,523	—

Investment in affiliated entity	1,613,844	1,613,844	—	—
Total assets measured at fair value	$29,914,076	$26,094,553	$3,819,523	$—

Liabilities:
Common stock warrant liability	13,255,188	—	—	13,255,188
Total liabilities	$13,255,188	$—	$—	$13,255,188

Level 1 assets at March 31, 2025 consisted of mutual funds and the Company’s investment in its affiliated entity, Plumbline Life Sciences, Inc. (PLS). See Note 10 for additional information. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at March 31, 2025 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of March 31, 2025 or December 31, 2024.
Level 3 liabilities held as of March 31, 2025 and December 31, 2024 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offering that closed in December 2024. See Note 7 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liability at each reporting date utilizing a Black-Scholes pricing model. The following assumptions were used to estimate the fair value of the warrant liability:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.0%	4.4%
Expected volatility	94%	111%
Expected life in years	4.7	5
Dividend yield	—	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the Warrants. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the Warrants. As a result of these calculations, the Company recorded a decrease in fair value of the liability of $3.7 million on the condensed consolidated statement of operations for the three months ended March 31, 2025.
The following table presents the change in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2025:

Common Stock Warrant Liability
Balance at December 31, 2024	13,255,188
Decrease in fair value of liability	(3,712,872)
Balance at March 31, 2025	$9,542,316

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid clinical expenses	$1,013,742	$627,962
Other prepaid expenses	1,207,926	1,889,503
	$2,221,668	$2,517,465

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Trade accounts payable	$5,054,582	$5,091,503
Accrued compensation	6,322,421	10,007,180
Other accrued expenses	1,542,785	1,101,330
	$12,919,788	$16,200,013

6. Convertible Debt
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
For the three months ended March 31, 2024, the Company recognized $178,000 of interest expense related to the Notes, all of which related to the contractual interest coupon.

7. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2025 and December 31, 2024:

			Outstanding as of
	Authorized	Issued	March 31, 2025	December 31, 2024
Common Stock, par value $0.001 per share	600,000,000	36,674,355	36,674,355	36,099,991
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Offering of Common Stock and Warrants
On December 16, 2024, the Company closed the December 2024 Offering (see “Liquidity” in Note 2 above).
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
As the Warrants are not indexed to the Company’s common stock, the Company recorded a liability for the Warrants at fair value upon issuance on the Company's condensed consolidated balance sheet. The common stock warrant liability is remeasured to fair value at the end of each reporting period.
As of March 31, 2025 and December 31, 2024, no Warrants issued in the December 2024 Offering had been exercised.
On April 18, 2024, the Company closed the April 2024 Offering (see “Liquidity” in Note 2 above).
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
As the Pre-Funded Warrants issued in the April 2024 Offering are indexed to the Company's own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company's condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, no Pre-Funded Warrants had been exercised.
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

During the three months ended March 31, 2025, the Company sold 518,670 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of March 31, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
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
The 2023 Plan was approved by stockholders on May 16, 2023. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 1,166,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At March 31, 2025, the Company had 24,460 shares of common stock available for future grant under the 2023 Plan, 464,887 shares underlying outstanding RSUs and 732,165 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 24, 2033.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At March 31, 2025, the Company had 90,642 shares underlying outstanding but unvested RSUs and options outstanding to purchase 902,123 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At March 31, 2025, the Company had 85,378 shares of common stock available for future grant under the 2022 Inducement Plan, 18,191 shares underlying outstanding but unvested RSUs and options outstanding to purchase 52,634 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2025, the Company had options outstanding to purchase 61,262 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

8. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The outstanding Pre-Funded Warrants (see Note 7) are included in the weighted-average common shares outstanding in the basic net loss per share calculation for the three months ended March 31, 2025 given their nominal exercise price.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three months ended March 31, 2025 and 2024, basic and diluted net loss per share were the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs and performance-and market-based RSUs would have been anti-dilutive.

Basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 are calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(19,694,697)	$(30,469,871)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	36,478,176	23,291,512
Weighted-average shares underlying pre-funded warrants	2,135,477	—
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	38,613,653	23,291,512
Net loss per share
Basic and diluted	$(0.51)	$(1.31)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Warrants to purchase common stock	10,000,000	—
Options to purchase common stock	1,748,184	1,355,178
Service-based restricted stock units	573,720	392,120
Performance-and market-based restricted stock units	128,800	—
Convertible preferred stock	275	275
Total	12,450,979	1,747,573

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.07%	4.21%
Expected volatility	107%	105%
Expected life in years	5.6	5.5
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 was $1.4 million and $2.4 million, respectively, of which $547,000 and $1.0 million, respectively, was included in research and development expenses, and $821,000 and $1.4 million, respectively, was included in general and administrative expenses.
At March 31, 2025, there was $1.9 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.60 and $6.77 for employee and director stock options granted during the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, there was $2.2 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share was $1.95 and $8.39 for service-based RSUs granted during the three months ended March 31, 2025 and 2024, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three months ended March 31, 2025 and 2024 was $32,000 and $103,000, respectively.
Performance-and Market-Based RSUs
In May 2024, the Company granted performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of March 31, 2025, 83,800 performance-and market-based RSU's were outstanding.
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
The Company values the Market-based RSUs on the grant date using the Monte Carlo simulation method, a generally accepted statistical technique used to simulate a range of possible future stock prices for the Company and the peer group. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company will recognize stock-based compensation expense ratably over the performance period of the award. The market-based RSUs will cliff-vest at the end of the three-year period ranging from zero percent to 150 percent of the target number of awards granted.
The significant assumptions used in the Monte Carlo simulation method were as follows:

Risk-free interest rate	4.60%
Expected volatility	90%
Expected life in years	3.61
Dividend yield	—
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of March 31, 2025, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For the three months ended March 31, 2025, the Company recognized $19,000 in stock-based compensation for the Market-based RSUs.
December 2024 Performance-Based Awards
In December 2024, the Company granted performance-based stock options and RSUs (such performance-based grants, the "December 2024 Awards") to key employees under the 2023 Plan. Each award was expressed as a target number of stock options and RSUs. With respect to the December 2024 Awards, the Company's Board of Directors established specified performance goals and a corresponding performance period over which the goals must be attained, the satisfaction of which are conditions to earning the December 2024 Awards and vesting of the underlying stock options and RSUs. As of March 31, 2025, December 2024 Awards were outstanding covering 25,686 shares of common stock underlying stock options and 19,314 shares of common stock underlying RSUs.
The grant date fair value of the performance-based RSUs was $34,000 based on the grant date closing price per share of $1.78. The grant date fair value of the performance-based stock options was $38,000 based on the Black-Scholes per share value of $1.46. As of March 31, 2025, the underlying performance milestones of the December 2024 Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months then ended.

10. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of March 31, 2025, representing an ownership interest of 16.7%. The Company's investment in PLS is recorded as investment in affiliated entity on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, and was valued at $2.3 million and $1.6 million, respectively, based on the closing price of the shares on the Korea New Exchange Market at the applicable balance sheet date. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
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
In 2020, the Company received a $10.7 million sub-grant through Wistar, which was amended in 2021 to $13.6 million, for the preclinical development and translational studies of DNA-Encoded Monoclonal Antibodies (DMAbs) as countermeasures for COVID-19. In August 2024, the sub-grant was amended to a total of $12.5 million in funding through September 2025.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2025 and 2024, the Company recorded $286,000 and $140,000, respectively.

Research and development expenses recorded from Wistar relate primarily to collaborative research agreements. Research and development expenses recorded from Wistar for the three months ended March 31, 2025 and 2024 were $0 and $475,000, respectively. At March 31, 2025 and December 31, 2024, the Company had an accounts receivable balance of $1.3 million and $1.2 million, respectively, and an accounts payable and accrued liability balance of $470,000 and $1.4 million, respectively, related to Wistar.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of March 31, 2025 of 2.2 to 4.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
The base rent adjusts periodically throughout the term of the lease. Rent payments under the lease will include base rent with an annual increase of approximately two to three percent, and additional monthly fees to cover the Company's share of certain facility expenses, including utilities, property taxes, insurance and maintenance.
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
As of March 31, 2025, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2025	$2,637,000
2026	3,592,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	13,672,000
Less: present value adjustment	(2,401,000)
Total operating lease liabilities	11,271,000
Less: current portion	(2,576,000)
Long-term operating lease liabilities	$8,695,000

Weighted-average remaining lease term	4.1 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were $515,000 and $837,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA Device License Agreement, or the Agreement, between the Company and GeneOne. The Company terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. The Company filed preliminary objections to the complaint, which were overruled by the court. In September 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to the Company’s counterclaims and new matter. On February 29, 2024, the Company filed a motion for summary judgment. On April 1, 2024, GeneOne filed an opposition to the Company’s motion for summary judgment. On June 28, 2024, the court denied the motion for summary judgment. The court has set a trial date of August 19, 2025.
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
In connection with the 2021 amendment, the Company determined that the global Phase 3 trial component of the agreement was a collaboration and not a contract with a customer and therefore accounted for the 2021 amendment under ASC Topic 808. Reimbursements from Advaccine were recognized as contra-research development expense on the condensed consolidated statement of operations once earned and collectibility was assured. No funding was received from Advaccine during the three months ended March 31, 2024 or 2025.
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
During the three months ended March 31, 2025 and 2024, the Company received $65,000 and $0, respectively, from the ApolloBio Agreement that was recorded as revenue.
Coalition for Epidemic Preparedness Innovations
The Company previously entered into agreements with the Coalition for Epidemic Preparedness Innovations (CEPI), pursuant to which the Company intended to develop vaccine candidates against Lassa fever and MERS. As part of the arrangement between the parties, CEPI agreed to fund up to an aggregate of $56 million of costs over a five-year period for preclinical studies, as well as planned Phase 1 and Phase 2 clinical trials, to be conducted by the Company and collaborators, with funding from CEPI based on the achievement of identified milestones. In 2022, the Company announced that it and CEPI would discontinue the development of these product candidates targeting Lassa fever and MERS, following the initial analysis of data from the studies conducted by the Company and funded by CEPI.
During the three months ended March 31, 2025 and 2024, no amounts were recorded as contra-research and development expense related to the CEPI grants. In the third quarter of 2024, the Company received funding of $1.6 million in connection with the final close-out of these grants.
Bill & Melinda Gates Foundation
In 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of DMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In 2019, Gates funded an additional $1.1 million for the project. During the three months ended March 31, 2025 and 2024, the Company recorded $0 and $39,000, respectively, as contra-research and development expense related to the grant.

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
 For the three months ended March 31, 2025 and 2024, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

14. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos Therapeutics ("Geneos") to develop and commercialize neoantigen-based personalized cancer therapies. The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.
As of March 31, 2025, the Company held 23% of the outstanding equity of Geneos on an as-converted to common stock basis. The Company accounts for its common stock investment in Geneos as an equity method investment under ASC 323. Due to continuing net losses of Geneos, the Company’s investment had been reduced to $0 as of each of March 31, 2025 and December 31, 2024. The Company has not made any further investment in Geneos. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos, as the Company has no obligation to fund Geneos.
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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Three Months Ended March 31,
	2025	2024

Revenue from collaborative arrangements	$65,343	$—
Less:
Research and development:
INO-3107	3,507,342	7,645,664
INO-3112 and other Immuno-oncology	1,315,084	2,020,750
Other programs (a)	107,425	623,666
Engineering and device-related	5,061,810	3,751,261
Stock-based compensation	553,394	1,060,487
Other unallocated expenses	5,545,847	5,811,962
General and administrative	9,024,970	10,571,179
Total operating expenses	25,115,872	31,484,969
Interest income	808,077	1,500,290
Interest expense	—	(177,833)
Change in fair value of common stock warrant liability	3,712,872	—
Gain (loss) on investment in affiliated entity	695,131	(126,018)
Net unrealized gain on available-for-sale equity securities	140,234	500,877
Other expense, net	(482)	(682,218)
Net loss	$(19,694,697)	$(30,469,871)

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K, or 2024 Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on March 18, 2025. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2024 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
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
Our partners and collaborators include Advaccine Biopharmaceuticals Suzhou Co, ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
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
As of March 31, 2025, we had an accumulated deficit of $1.7 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates since December 31, 2024. For a description of our critical accounting estimates and significant judgments used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2024 Annual Report.

Results of Operations
Revenue. Total revenue was $65,000 and $0 for the three months ended March 31, 2025 and 2024, respectively, all of which was derived under the collaborative arrangement with ApolloBio.
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
The following table summarizes our research and development expense by product candidate for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	$	%
INO-3107	$3,507	$7,646	$(4,139)	(54)%
INO-3112 and other Immuno-oncology	1,316	2,021	(705)	(35)%
Other research and development programs (a)	107	623	(516)	(83)%
Engineering and device-related	5,062	3,751	1,311	35%
Stock-based compensation	553	1,060	(507)	(48)%
Other unallocated expenses	5,546	5,813	(267)	(5)%
Research and development expense	$16,091	$20,914	$(4,823)	(23)%

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.

The decrease in research and development expenses for the three-month period year over year was primarily the result of:
•$3.3 million in lower drug manufacturing and immunology expenses related to INO-3107;
•$913,000 in lower contract labor;
•$714,000 of lower expensed inventory;
•$639,000 in lower drug manufacturing expenses for other programs; and
•$507,000 in lower employee and consultant stock-based compensation, as a result of the lower weighted average grant date fair value for the awards granted during 2025.
These decreases were offset by:
•$926,000 in higher engineering professional and outside services related to our device development; and
•$244,000 in higher clinical study expenses and outside services related to INO-3107.
Contributions received from current grant agreements and recorded as contra-research and development expense were $286,000 and $179,000 for the three months ended March 31, 2025 and 2024, respectively. The increase for the three-month period year over year was due to the increase in expenses earned under the sub-grants through Wistar, among other variances.

General and administrative expenses. General and administrative expenses, which include business development expenses and patent expenses, were $9.0 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively. Decreases for the three-month period year over year included:
•$745,000 in lower legal expenses due a decrease in litigation activity;
•$619,000 in lower employee and consultant stock-based compensation, as a result of the lower weighted average grant date fair value for the awards granted during 2025; and
•$322,000 in lower rent expense.
Stock-based compensation. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $1.4 million and $2.4 million, of which $547,000 and $1.0 million was included in research and development expenses and $821,000 and $1.4 million was included in general and administrative expenses, respectively. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2025.
Interest income. Interest income for the three months ended March 31, 2025 and 2024 was $808,000 and $1.5 million, respectively. The decrease for the three-month period year over year was primarily due to a lower short-term investment balance.
Interest expense. Interest expense for the three months ended March 31, 2025 and 2024 was $0 and $178,000, respectively. The prior year interest expense related to our senior convertible promissory notes that were repaid in full on March 1, 2024.
Change in Fair Value of Common Stock Warrant Liability. The change in fair value of our common stock warrant liability change is related to the revaluation of the liability associated with the Warrants, as defined below, we issued in December 2024 and was primarily the result of a decrease in our stock price during the period. We record the fair value of these Warrants at each balance sheet date and will record gain or loss on the statement of operations for changes between balance sheet dates.
Gain (loss) on investment in affiliated entity. The gain (loss) resulted from the change in the fair market value of our investment in PLS of $695,000 and $(126,000), respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three months ended March 31, 2025 and 2024 of $140,000 and $501,000, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense, net, for the three months ended March 31, 2025 and 2024 of $500 and $682,000, respectively, related primarily to the realized loss on short-term investments sold during the periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of March 31, 2025, we had cash, cash equivalents and short-term investments of $68.4 million and working capital of $44.6 million, as compared to $94.1 million and $62.5 million, respectively, as of December 31, 2024.
Cash Flows
Operating Activities
Net cash used in operating activities was $26.9 million and $28.8 million for the three months ended March 31, 2025 and 2024, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash (used in) provided by investing activities was $(52,000) and $45.4 million for the three months ended March 31, 2025 and 2024, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.

Financing Activities
Net cash provided by (used in) financing activities was $1.0 million and $(11.4) million for the three months ended March 31, 2025 and 2024, respectively. The variance was primarily due to the repayment of our convertible senior notes of $16.4 million in March 2024, offset by net proceeds of $5.2 million from the sale of common stock under the Sales Agreements (defined below) during the three months ended March 31, 2024, compared to $1.1 million received during the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, we sold 518,670 shares of common stock under the 2024
Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of
$1.1 million. During the year ended December 31, 2024, we sold 133,900 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.02 per share, resulting in aggregate net proceeds of $925,000. As of March 31, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
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
Other Issuances of Common Stock
During the three months ended March 31, 2025 and 2024, no stock options were exercised and tax payments of $74,000 and $174,000, respectively, were made related to net share settlement of RSU awards.
Funding Requirements
As of March 31, 2025, we had an accumulated deficit of $1.7 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We expect our cash runway to extend into the first quarter of 2026, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the first quarter of 2026. The condensed consolidated financial statements as of and for the three months ended March 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At March 31, 2025, we had approximately $605,000 in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the three months ended March 31, 2025, there have been no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. Over the past several years, there has been a pronounced overall increase in prevailing interest rates in the United States, which has contributed to the accumulated unrealized loss of $1.7 million in the market value of our investment portfolio as of March 31, 2025.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the three months ended March 31, 2025 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.

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

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We filed preliminary objections to the complaint, which were overruled. In September 2021, we filed an answer to the complaint, new matter, and counterclaims. Our counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to our counterclaims and new matter. In 2024, we filed a motion for summary judgment, which was denied. The court has set a trial date of August 19, 2025.
We intend to aggressively prosecute the claims set forth in our counterclaims against GeneOne and to vigorously defend ourselves against the claims in GeneOne’s complaint.

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and the risk factors discussed in our 2024 Annual Report, which we filed with the SEC on March 18, 2025, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2024 Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses in recent years, expect to incur significant net losses in the foreseeable future and may never become profitable.
We have experienced significant operating losses over the last several years. As of March 31, 2025, our accumulated deficit was $1.7 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities and seek to commercialize INO-3107, which, if approved, would be our first marketed product. We may never successfully commercialize INO-3107 or our other DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
•developing our proprietary device technology; and
•commercializing INO-3107 or any other products for which we receive approval from the FDA and foreign regulatory authorities.
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
We plan to pursue accelerated approval for INO-3107 for the treatment of RRP and may in the future decide to pursue accelerated approval for one or more of our other product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval.
Our pursuit of accelerated approval for INO-3107 and any future product candidates would be on the basis that there is no available therapy for a particular disease or condition and that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. The treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.
We have received feedback from the FDA that data from our completed Phase 1/2 clinical trial of INO-3107 can be used to support the submission of our planned BLA for review under the accelerated approval program; however, whether this trial will be sufficient to receive FDA approval under the accelerated approval pathway will only be determined by the FDA upon review of the submitted BLA.
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
With respect to clinical trials of product candidates for rare diseases, such as our planned confirmatory trial of INO-3107 for the treatment of RRP, we may encounter difficulties in recruiting a sufficient number of patients to enroll in the trial due to the small number of patients with the disease. Because RRP is caused by specific HPV types, 6 and 11, and there is currently no standard protocol for diagnostic/screening of RRP patients unless there are symptoms of dysphonia, respiratory distress or other symptoms related to the presence of papillomas, it may be difficult to identify and diagnose patients for whom INO-3107 may be a potential treatment.

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
Our DNA medicines programs are in various stages of research and development. There are limited data regarding the efficacy of DNA medicine candidates compared with conventional therapies, including vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our DNA medicine candidates. The success of our efforts to develop and commercialize our DNA medicine candidates could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our DNA medicine candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale, particularly given the complexity concerning the manufacturing of combination products, or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products.
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
There can be no assurance that our vaccine candidate for COVID-19 will ever receive regulatory approval as a primary vaccine or a booster in any country, whether by Emergency Use Authorization or otherwise.
Beginning in 2020, we expended significant resources on the clinical development of a COVID-19 vaccine candidate, INO-4800. We were previously conducting a Phase 2/3 clinical trial of INO-4800 called INNOVATE. Based on regulatory feedback and the competitive landscape for COVID-19 vaccines, in 2022 we discontinued the INNOVATE trial and pursued a strategy to develop our COVID-19 vaccine as a potential heterologous booster following administration of other primary vaccines. Following changes in regulatory timelines and requirements, diminishing government financial support, and the overall uncertainty related to opportunities for heterologous booster vaccines, in the fourth quarter of 2022 we discontinued our internally funded efforts to develop INO-4800 as a COVID-19 heterologous booster vaccine.
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
We could also pursue a strategy of seeking EUA for a COVID-19 vaccine candidate in other countries outside of the United States. Even if an EUA or other authorization is ultimately granted, we will rely on the applicable regulatory authority policies and guidance governing vaccines authorized in this manner in connection with the marketing and sale of our vaccine candidate. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Regulatory authorities may also terminate an EUA if safety issues or other concerns about our product arise or if we or Advaccine fail to comply with the conditions of authorization. If we or Advaccine apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our and Advaccine’s ability to market and sell the COVID-19 vaccine.

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
No DNA medicines have been granted an EUA or have been approved to date by the FDA. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of DNA medicine, or other products that are perceived to be similar to DNA medicines, such as those related to other nucleic acid based vaccines such as mRNA vaccines, gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. Our pipeline of DNA medicine candidates could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.
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
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, as part of the testing process required for BLA submission for INO-3107, we identified a manufacturing issue in the single use administration component of our CELLECTRA 5PSP device, which delayed our ability to commence our confirmatory trial and submit our BLA for INO-3107. While we believe that we have rectified the issue, there can be no assurance that we will not identify additional issues with our device that could further delay our planned regulatory submission or impair our ability to receive regulatory approval. In addition, we will have to update our existing IND with the 5PSP device in conjunction with submitting our confirmatory trial protocol for INO-3107, which will be subject to further FDA review.
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
FDA and comparable foreign regulatory authorities’ policies may also change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper Bright decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Certain policies of any administration may impact our business and industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
As part of our business strategy, we may seek Orphan Drug Designation for our DNA medicine candidates, and we may be unsuccessful in obtaining new designations or may be unable to obtain or maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In 2025, widespread reductions in force among federal agencies have occurred and may adversely impact the ability of FDA to timely review applications, including our planned BLA. If a prolonged government shutdown occurs or personnel or funding levels are reduced, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If our information technology systems, or those of third parties with whom we work, or our data, are or were to be compromised, we could experience material adverse consequences resulting from such compromise.
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
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the compromise of information stored in our or our third-party providers' systems, portable media or storage devices. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten our information and information technology systems and those of third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources such as traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through error or malfeasance), sophisticated national states and nation-state support actors (for example, in conjunction with military conflicts). During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks. We and they are subject to a variety of evolving threats, including but not limited to business interruption, loss of information, theft of information or reputational damage from industrial espionage attacks, malware or other cyber-attacks (including ransomware), social-engineering attacks (including through deep fakes and phishing attacks), malicious code (such as viruses and worms), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, telecommunications failures, natural disasters, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats, any of which may compromise our system infrastructure or lead to data compromise. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data, reputational harm, diversion of funds and the potential loss of income. Extortion payments may alleviate some of the negative impact of a ransomware attack but we may be unwilling or unable to make such payments. Remote work has also become more common and increased risks to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities resent in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during diligence of such acquired or integrated entities and it may be difficult to integrate such entities into our information technology environment and security programs.
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, cloud-based infrastructure, personnel email, data hosting, and other functions. Our ability to monitor these third parties’ information security practices is limited and they may not have adequate information security measures in place. If they were to experience a security incident or other interruption, we could also experience adverse consequences. While we may be entitled to damages if those third parties fail to satisfy their privacy or security-related obligations to us, any aware may be insufficient or we may be unable to recover such award.
While we have implemented measures designed to protect our data and information technology systems, there can be no assurance that our efforts will be effective (including, without limitation prevent service interruptions or security incidents). We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems, such as our hardware and software, including that of the third parties with whom we work. We may not, however, detect and remediate all such vulnerabilities on a timely or effective basis. Vulnerabilities could be exploited and result in a security incident. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific or reasonable security measures.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with our personnel’s or vendors’ use of AI technologies, including generative AI, and machine learning, or ML, technologies, referred to collectively as AI/ML technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
Applicable data privacy and security obligations may require us to, or we may voluntarily elect to, notify relevant stakeholders, including affected individuals, regulators and other stakeholders, of security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we, or a third party with whom we work, were to experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, which could include government enforcement actions such as investigations, fines, penalties, audits, and inspections; additional reporting requirements and/or oversight; restrictions on processing sensitive information, including personal data; litigation, including class claims; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations, including availability of data; financial losses; and other similar harms.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably. In the United States, the federal government enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the U.S. Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
There have been amendments to and executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 included reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments to the statute will remain in effect until 2032, unless Congressional action is taken.
There has also been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, known as the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
The current Trump administration is pursuing policies to reduce regulations and expenditures across the U.S. government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending, eliminating the Biden administration’s executive order that directed HHS to establish an AI task force, developing a strategic plan directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, the U.S. Supreme Court’s recent Loper Bright decision described above could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities for the drug substance and drug product in our DNA medicine candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our DNA medicine candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States; our principal suppliers of critical raw materials and our manufacturer for the active pharmaceutical ingredients (APIs) for INO-3107 are located in Europe. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.
Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward potential commercialization of INO-3107, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.
Our employees, principal investigators, and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, and consultants. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union, or EU, and other jurisdictions; provide accurate information to the FDA, the European Medicines Agency, or EMA, and other regulatory authorities; comply with healthcare fraud and abuse laws and regulations in the United States and abroad; or report financial information or data accurately or disclose unauthorized activities to us. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. Sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.
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
Our management has broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. For example, our operating expenses increased significantly from 2020 to 2022 due to development and manufacturing activities for our COVID-19 vaccine program, which has since been discontinued internally. We may not deploy our current capital resources effectively. The failure by our management to apply our funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure, or the failure of third parties with whom we work, to comply with such obligations could lead to material adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018,or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires certain businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation, or GDPR, the United Kingdom’s, or UK’s, GDPR, and similar laws adopted in Brazil and China impose strict requirements for processing personal data. In addition, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the UK and the European Economic Area, or EEA, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Other jurisdictions have adopted or may adopt stringent data localization and cross-border data transfer laws, such as the U.S. Department of Justice’s Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.

In addition to data privacy and security laws, we may be contractually subject to certain industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish statements regarding data privacy and security. Regulators in the United States and elsewhere are increasingly scrutinizing these statements and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Our personnel and certain third parties with whom we work may use generative AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, AI models could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or those of third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or they fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions that could result in investigations, fines, penalties, audits, inspections, and similar actions; litigation, including class action claims, and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

Inovio Pharmaceuticals, Inc.

Date:	May 13, 2025	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 13, 2025	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)