Form 10-Q
period 2025-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2025-08-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 53,142,661 as of August 8, 2025.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2025

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
•We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,351,377	$65,813,297
Short-term investments	23,198,083	28,300,232
Accounts receivable from affiliated entity	840,312	1,199,056
Prepaid expenses and other current assets	4,307,377	2,517,465
Total current assets	52,697,149	97,830,050
Fixed assets, net	3,089,293	3,659,818
Investments in affiliated entity	3,085,348	1,613,844
Operating lease right-of-use assets	7,356,238	8,113,840
Other assets	2,012,476	1,979,654
Total assets	$68,240,504	$113,197,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,750,691	$16,200,013
Accounts payable and accrued expenses due to affiliated entity	369,370	1,351,163
Accrued clinical trial expenses	1,510,984	2,021,860
Common stock warrant liability	11,420,326	13,255,188
Operating lease liability	2,656,239	2,497,360
Total current liabilities	31,707,610	35,325,584
Operating lease liability, net of current portion	8,001,989	9,367,827
Total liabilities	39,709,599	44,693,411
Stockholders’ equity:
Preferred stock	—	—
Common stock	36,719	36,099
Additional paid-in capital	1,802,589,299	1,799,362,625
Accumulated deficit	(1,773,433,371)	(1,730,219,262)
Accumulated other comprehensive loss	(661,742)	(675,667)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	28,530,905	68,503,795
Total liabilities and stockholders’ equity	$68,240,504	$113,197,206

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue from collaborative arrangement	$—	$100,762	$65,343	$100,762
Operating expenses:
Research and development	14,521,407	23,090,989	30,612,309	44,001,307
General and administrative	8,563,112	10,206,686	17,588,082	20,781,337
Total operating expenses	23,084,519	33,297,675	48,200,391	64,782,644
Loss from operations	(23,084,519)	(33,196,913)	(48,135,048)	(64,681,882)
Other income (expense):
Interest income	610,638	1,307,358	1,418,715	2,807,648
Interest expense	—	—	—	(177,833)
Change in fair value of common stock warrant liability	(1,878,010)	—	1,834,862	—
Gain (loss) on investment in affiliated entity	776,373	(334,294)	1,471,504	(460,312)
Net unrealized gain (loss) on available-for-sale equity securities	759,289	(20,820)	899,523	480,057
Other (expense) income, net	(703,183)	7,571	(703,665)	(674,647)
Net loss	$(23,519,412)	$(32,237,098)	$(43,214,109)	$(62,706,969)
Net loss per share
Basic and diluted	$(0.61)	$(1.19)	$(1.12)	$(2.48)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	38,830,053	27,197,802	38,722,451	25,244,657

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(23,519,412)	$(32,237,098)	$(43,214,109)	$(62,706,969)
Other comprehensive loss:
Foreign currency translation	—	—	—	32,403
Unrealized gain (loss) on short-term investments, net of tax	(422)	(13,322)	13,925	(59,338)
Comprehensive loss	$(23,519,834)	$(32,250,420)	$(43,200,184)	$(62,733,904)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2025
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	518,670	519	1,101,630	—	—	1,102,149
Vesting of RSUs, net of tax payments	—	—	55,694	56	(74,275)	—	—	(74,219)
Stock-based compensation	—	—	—	—	1,399,349	—	—	1,399,349
Net loss	—	—	—	—	—	(19,694,697)	—	(19,694,697)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,347	14,347
Balance at March 31, 2025	9	$—	36,674,355	$36,674	$1,801,789,329	$(1,749,913,959)	$(661,320)	$51,250,724
Vesting of RSUs, net of tax payments	—	—	44,172	45	(34,822)	—	—	(34,777)
Stock-based compensation	—	—	—	—	834,792	—	—	834,792
Net loss	—	—	—	—	—	(23,519,412)	—	(23,519,412)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(422)	(422)
Balance at June 30, 2025	9	$—	36,718,527	$36,719	$1,802,589,299	$(1,773,433,371)	$(661,742)	$28,530,905

	Three and Six Months Ended June 30, 2024
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	543,620	544	5,224,589	—	—	5,225,133
Vesting of RSUs, net of tax payments	—	—	34,558	34	(174,282)	—	—	(174,248)
Stock-based compensation	—	—	—	—	2,525,433	—	—	2,525,433
Net loss	—	—	—	—	—	(30,469,871)	—	(30,469,871)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46,016)	(46,016)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at March 31, 2024	9	$—	23,371,253	$23,370	$1,748,529,814	$(1,653,435,007)	$(676,214)	$94,441,963
Issuance of common stock for cash, net of financing costs	—	—	2,536,258	2,536	17,057,132	—	—	17,059,668
Issuance of pre-funded warrants for cash, net of financing costs	—	—	—	—	16,146,397	—	—	16,146,397
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	56,033	56	(172,510)	—	—	(172,454)
Stock-based compensation	—	—	—	—	1,514,053	—	—	1,514,053
Net loss	—	—	—	—	—	(32,237,098)	—	(32,237,098)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(13,322)	(13,322)
Balance at June 30, 2024	9	$—	25,963,544	$25,962	$1,783,074,886	$(1,685,672,105)	$(689,536)	$96,739,207

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(43,214,109)	$(62,706,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	727,518	916,019
Amortization of operating lease right-of-use assets	757,602	672,336
Change in fair value of common stock warrant liability	(1,834,862)	—
Non-cash stock-based compensation	2,234,141	4,039,486
Non-cash interest on senior convertible notes	—	(355,654)
Amortization of discounts on investments	(13,003)	(1,154,822)
Loss on sales of short-term investments	707,984	692,557
Loss on disposal of fixed assets	—	21,930
(Gain) loss on equity investment in affiliated entity	(1,471,504)	460,312
Net unrealized gain on available-for-sale equity securities	(899,523)	(480,057)
Changes in operating assets and liabilities:
Accounts receivable from affiliated entity	358,744	631,563
Prepaid expenses and other current assets	(1,789,912)	48,237
Other assets	(32,822)	19,400
Accounts payable and accrued expenses, including due to affiliated entity	(1,497,805)	(2,362,045)
Accrued clinical trial expenses	(510,876)	3,134,266
Operating lease right-of-use assets and liabilities, net	(1,206,959)	(458,376)
Grant funding liability, including from affiliated entity	—	(87,489)
Net cash used in operating activities	(47,685,386)	(56,969,306)
Cash flows from investing activities:
Purchases of investments	(4,946,073)	(29,359,747)
Proceeds from sale or maturity of investments	10,266,689	85,196,528
Purchases of capital assets	(90,303)	(487,832)
Net cash provided by investing activities	5,230,313	55,348,949
Cash flows from financing activities:
Repayment of convertible senior notes	—	(16,415,000)
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	16,146,397
Proceeds from issuance of common stock, net of issuance costs	1,102,149	22,284,801
Proceeds from stock option exercises	—	67,675
Taxes paid related to net share settlement of equity awards	(108,996)	(414,377)
Net cash provided by financing activities	993,153	21,669,496
Effect of exchange rate changes on cash and cash equivalents	—	32,403
(Decrease) Increase in cash and cash equivalents	(41,461,920)	20,081,542
Cash and cash equivalents, beginning of period	65,813,297	14,310,862
Cash and cash equivalents, end of period	$24,351,377	$34,392,404

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$66,690	$—
Interest paid	$—	$533,487

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
INOVIO was incorporated in Delaware in May 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and six months ended June 30, 2025 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of June 30, 2025 and December 31, 2024, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $23.5 million and $43.2 million for the three and six months ended June 30, 2025, respectively. The Company had working capital of $21.0 million and an accumulated deficit of $1.8 billion as of June 30, 2025. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On July 7, 2025, the Company closed an underwritten public offering (the “July 2025 Offering”) relating to the issuance and sale by the Company of 14,285,715 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 14,285,715 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “Series A Warrants”) and Series B warrants to purchase up to 14,285,715 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “Series B Warrants” and, together with the Series A Warrants, the “2025 Warrants”), at a combined public offering price of $1.75 per share of common stock and accompanying 2025 Warrants. The net proceeds to the Company from the July 2025 Offering were $22.5 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On December 16, 2024, the Company closed an underwritten public offering (the "December 2024 Offering"), relating to the issuance and sale of 10,000,000 shares of its common stock, par value $0.001 per share, and warrants to purchase 10,000,000 shares of common stock (the “2024 Warrants”), at an offering price of $3.00 per share and accompanying Warrant. The exercise price of the Warrants is $3.76 per share. The net proceeds from the December 2024 Offering were $27.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
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
Going Concern
The Company’s cash, cash equivalents and short-term investments of $47.5 million as of June 30, 2025, together with the net proceeds from the July 2025 Offering, are expected to be sufficient to support the Company's planned operations into the second quarter of 2026. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $22.5 million from the July 2025 Offering, $60.8 million from equity offerings during the year ending December 31, 2024, and the receipt of net proceeds of $1.1 million and $6.1 million under Sales Agreements during the six months ended June 30, 2025 and year ended December 31, 2024, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the second quarter of 2026. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of June 30, 2025 and December 31, 2024:

		As of June 30, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$14,984,750	$—	$(546,183)	$14,438,567
U.S. treasury securities	Less than 1	4,956,858	692	—	4,957,550
Certificates of deposit	Less than 1	2,980,944	8,781	(271)	2,989,454
U.S. agency mortgage-backed securities	*	1,220,459	—	(407,947)	812,512
		$24,143,011	$9,473	$(954,401)	$23,198,083

		As of December 31, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$25,926,415	$—	$(1,445,706)	$24,480,709
Certificates of deposit	Less than 1	2,980,273	9,750	(281)	2,989,742
U.S. agency mortgage-backed securities	*	1,260,745	—	(430,964)	829,781
		$30,167,433	$9,750	$(1,876,951)	$28,300,232
*No single maturity date.
During the three and six months ended June 30, 2025, the Company recorded gross realized gains on investments of $300 and $500, respectively, and gross realized losses on investments of $708,000 and $709,000, respectively. During the three and six months ended June 30, 2024, the Company recorded gross realized gains on investments of $300 and $500, respectively, and gross realized losses on investments of $2,000 and $693,000, respectively. During the three and six months ended June 30, 2025, the Company recorded net unrealized gains on available-for-sale equity securities of $759,000 and $900,000, respectively. During the three and six months ended June 30, 2024, the Company recorded net unrealized (loss) gain on available-for-sale equity securities of $(21,000) and $480,000, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2025, the Company had 12 available-for-sale securities with an aggregate total unrealized loss of $954,000. All of these securities had been in a loss position for longer than 12 months as of June 30, 2025.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2025 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2025, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets that were measured at fair value on a recurring basis, determined using the following inputs as of June 30, 2025:

	Fair Value Measurements at
	June 30, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$14,438,567	$14,438,567	$—	$—
U.S. treasury securities	4,957,550	4,957,550	—	—
Certificates of deposit	2,989,454	—	2,989,454	—
U.S. agency mortgage-backed securities	812,512	—	812,512	—
Total short-term investments	23,198,083	19,396,117	3,801,966	—

Investment in affiliated entity	3,085,348	3,085,348	—	—
Total assets measured at fair value	$26,283,431	$22,481,465	$3,801,966	$—

Liabilities:
Common stock warrant liability	11,420,326	$—	$—	11,420,326
Total liabilities	$11,420,326	$—	$—	$11,420,326

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

Level 1 assets at June 30, 2025 consisted of mutual funds, U.S. treasury securities and the Company’s investment in its affiliated entity, Plumbline Life Sciences, Inc. (“PLS”). See Note 10 for additional information. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at June 30, 2025 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of June 30, 2025 or December 31, 2024.
Level 3 liabilities held as of June 30, 2025 and December 31, 2024 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offering that closed in December 2024. See Note 7 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liability at each reporting date utilizing a Black-Scholes pricing model. The following assumptions were used to estimate the fair value of the warrant liability:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.7%	4.4%
Expected volatility	87%	111%
Expected life in years	4.5	5
Dividend yield	—	—

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

Expected term is calculated based on the remaining contractual term of the Warrants. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the Warrants. As a result of these calculations, the Company recorded an increase (decrease) in fair value of the liability of $1.9 million and $(1.8) million on the condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.
The following table presents the change in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2025:

Common Stock Warrant Liability
Balance at December 31, 2024	13,255,188
Decrease in fair value of liability	(1,834,862)
Balance at June 30, 2025	$11,420,326

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid clinical expenses	$1,180,456	$627,962
Other prepaid expenses	3,126,921	1,889,503
	$4,307,377	$2,517,465

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Trade accounts payable	$5,114,144	$5,091,503
Accrued compensation	8,655,207	10,007,180
Other accrued expenses	1,981,340	1,101,330
	$15,750,691	$16,200,013

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

7. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2025 and December 31, 2024:

			Outstanding as of
	Authorized	Issued	June 30, 2025	December 31, 2024
Common Stock, par value $0.001 per share	600,000,000	36,718,527	36,718,527	36,099,991
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

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
As of June 30, 2025 and December 31, 2024, no Warrants issued in the December 2024 Offering had been exercised.
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
As the Pre-Funded Warrants issued in the April 2024 Offering are indexed to the Company's own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company's condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, no Pre-Funded Warrants had been exercised.
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
During the six months ended June 30, 2025, the Company sold 518,670 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. No sales were made during the three months ended June 30, 2025. As of June 30, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
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
Stock Options and Restricted Stock Units
The Board of Directors adopted the 2023 Omnibus Incentive Plan on March 24, 2023, and subsequently approved an amendment and restatement of the 2023 Plan on February 27, 2025, which included an increase in the number of shares available for issuance of 2,200,000 shares (as amended and restated, the “2023 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The 2023 Plan was originally approved by stockholders on May 16, 2023. The amendment and restatement to the plan was approved by stockholders on May 20, 2025. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 3,366,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At June 30, 2025, the Company had 1,727,892 shares of common stock available for future grant under the 2023 Plan, 673,462 shares underlying outstanding RSUs and 1,010,774 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on February 27, 2035.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At June 30, 2025, the Company had 47,314 shares underlying outstanding but unvested RSUs and options outstanding to purchase 895,550 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At June 30, 2025, the Company had 91,144 shares of common stock available for future grant under the 2022 Inducement Plan, 12,775 shares underlying outstanding but unvested RSUs and options outstanding to purchase 49,368 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2025, the Company had options outstanding to purchase 54,888 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

8. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The outstanding Pre-Funded Warrants (see Note 7) are included in the weighted-average common shares outstanding in the basic net loss per share calculation for the three and six months ended June 30, 2025 given their nominal exercise price.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share were the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs and performance-and market-based RSUs would have been anti-dilutive.
Basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 are calculated as follows:

	Three Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(23,519,412)	$(32,237,098)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	36,694,576	25,461,260
Weighted-average shares underlying pre-funded warrants	2,135,477	1,736,542
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	38,830,053	27,197,802
Net loss per share
Basic and diluted	$(0.61)	$(1.19)

	Six Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(43,214,109)	$(62,706,969)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	36,586,974	24,376,386
Weighted-average shares underlying pre-funded warrants	2,135,477	868,271
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	38,722,451	25,244,657
Net loss per share
Basic and diluted	$(1.12)	$(2.48)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2025	2024
Warrants to purchase common stock	10,000,000	—
Options to purchase common stock	2,010,580	1,359,705
Service-based restricted stock units	733,551	341,373
Performance-and market-based restricted stock units	128,800	82,000
Convertible preferred stock	275	275
Total	12,873,206	1,783,353

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.10%	4.42%	4.08%	4.23%
Expected volatility	107%	106%	107%	105%
Expected life in years	5.7	5.5	5.7	5.5
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 was $819,000 and $2.2 million, respectively, of which $319,000 and $866,000, respectively, was included in research and development expenses, and $500,000 and $1.3 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 was $1.5 million and $3.9 million, respectively, of which $581,000 and $1.6 million, respectively, was included in research and development expenses, and $890,000 and $2.3 million, respectively, was included in general and administrative expenses.
At June 30, 2025, there was $2.0 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.75 and $1.66 for employee and director stock options granted during the three and six months ended June 30, 2025, respectively, and $8.80 and $6.96 for the three and six months ended June 30, 2024, respectively.
At June 30, 2025, there was $2.2 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted average grant date fair value per share was $2.13 and $2.02 for service-based RSUs granted during the three and six months ended June 30, 2025, respectively, and $11.00 and $8.61 for the three and six months ended June 30, 2024, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2025 was $15,000 and $47,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2024 was $43,000 and $146,000, respectively.
Performance-and Market-Based RSUs
In May 2024, the Company granted performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of June 30, 2025, 83,800 performance-and market-based RSU's were outstanding.
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
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of June 30, 2025, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the six months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For the three and six months ended June 30, 2025, the Company recognized $19,000 and $38,000, respectively, in stock-based compensation for the Market-based RSUs.
December 2024 Performance-Based Awards
In December 2024, the Company granted performance-based stock options and RSUs (such performance-based grants, the "December 2024 Awards") to key employees under the 2023 Plan. Each award was expressed as a target number of stock options and RSUs. With respect to the December 2024 Awards, the Company's Board of Directors established specified performance goals and a corresponding performance period over which the goals must be attained, the satisfaction of which are conditions to earning the December 2024 Awards and vesting of the underlying stock options and RSUs. As of June 30, 2025, December 2024 Awards were outstanding covering 25,686 shares of common stock underlying stock options and 19,314 shares of common stock underlying RSUs.
The grant date fair value of the performance-based RSUs was $34,000 based on the grant date closing price per share of $1.78. The grant date fair value of the performance-based stock options was $38,000 based on the Black-Scholes per share value of $1.46. As of June 30, 2025, the underlying performance milestones of the December 2024 Awards were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the six months then ended.

10. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of June 30, 2025, representing an ownership interest of 15.7%. The Company's investment in PLS is recorded as investment in affiliated entity on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, and was valued at $3.1 million and $1.6 million, respectively, based on the closing price of the shares on the Korea New Exchange Market at the applicable balance sheet date. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
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
In 2022, the Company received a $1.2 million sub-grant through Wistar, which was amended in 2024 to $2.4 million and in 2025 to $2.6 million, with funding through November 2025, with an option for an additional $4.0 million in funding that extends the sub-grant through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched nanoparticles (DLNPs) for vaccination against HIV infection.
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2025, the Company recorded $315,000 and $601,000, respectively, and for the three and six months ended June 30, 2024, the Company recorded $9,000 and $149,000, respectively, as contra-research and development expense from Wistar.

Research and development expenses recorded from Wistar relate primarily to collaborative research agreements. Research and development expenses recorded from Wistar for both the three and six months ended June 30, 2025 was $72,000. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2024 were $455,000 and $1.0 million, respectively. At June 30, 2025 and December 31, 2024, the Company had an accounts receivable balance of $836,000 and $1.2 million, respectively, and an accounts payable and accrued liability balance of $369,000 and $1.4 million, respectively, related to Wistar.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2025 of 1.9 to 4.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2025, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2025	$1,766,000
2026	3,592,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	12,801,000
Less: present value adjustment	(2,143,000)
Total operating lease liabilities	10,658,000
Less: current portion	(2,656,000)
Long-term operating lease liabilities	$8,002,000

Weighted-average remaining lease term	3.9 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 were $592,000 and $1.1 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 were $521,000 and $1.4 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company, alleging that the Company had breached the CELLECTRA Device License Agreement, or the Agreement, between the Company and GeneOne. The Company terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from the Company. The Company filed preliminary objections to the complaint, which were overruled by the court. In September 2021, the Company filed an answer to the complaint, new matter, and counterclaims. The Company’s counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to the Company’s counterclaims and new matter. On February 29, 2024, the Company filed a motion for summary judgment. On April 1, 2024, GeneOne filed an opposition to the Company’s motion for summary judgment. On June 28, 2024, the court denied the motion for summary judgment. The court set a trial date of August 19, 2025.
On August 1, 2025 the Company and GeneOne entered into a Settlement Agreement and Mutual Release to settle all claims by and between them.
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
During the three and six months ended June 30, 2025, the Company received $0 and $65,000, respectively, from the ApolloBio Agreement that was recorded as revenue. During each of the three and six months ended June 30, 2024, the Company received funding of $101,000 from the ApolloBio Agreement that was recorded as revenue.
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
During the three and six months ended June 30, 2024 or 2025, no amounts were recorded as contra-research and development expense related to the CEPI grants. In the third quarter of 2024, the Company received funding of $1.6 million in connection with the final close-out of these grants.
Bill & Melinda Gates Foundation
In 2018, Gates awarded and funded the Company a grant of $2.2 million to advance the development of DMAbs to address issues in infectious disease prevention and therapy. This technology has high relevance for the control of influenza and HIV. This next-generation approach to the delivery of monoclonal antibodies would make the technology accessible to low and middle-income countries. In 2019, Gates funded an additional $1.1 million for the project. During the three and six months ended June 30, 2024, the Company recorded $0 and $39,000, respectively, as contra-research and development expense related to the grant, which was closed out in the first quarter of 2024.

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
 For the six months ended June 30, 2025 and 2024, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three months ending September 30, 2025.

14. Geneos Therapeutics, Inc.

In 2016, the Company formed Geneos Therapeutics ("Geneos") to develop and commercialize neoantigen-based personalized cancer therapies. The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.
As of June 30, 2025, the Company held 23% of the outstanding equity of Geneos on an as-converted to common stock basis. The Company accounts for its common stock investment in Geneos as an equity method investment under ASC 323. Due to continuing net losses of Geneos, the Company’s investment had been reduced to $0 as of each of June 30, 2025 and December 31, 2024. The Company has not made any further investment in Geneos. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos, as the Company has no obligation to fund Geneos.
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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Three Months Ended June 30,
	2025	2024

Revenue from collaborative arrangement	$—	$100,762
Less:
Research and development:
INO-3107	3,930,320	11,042,995
INO-3112 and other Immuno-oncology	1,437,759	1,562,832
Other programs (a)	153,488	203,562
Engineering and device-related	5,084,662	4,838,666
Stock-based compensation	321,688	590,102
Other unallocated expenses	3,593,490	4,852,832
General and administrative	8,563,112	10,206,686
Total operating expenses	23,084,519	33,297,675
Interest income	610,638	1,307,358
Change in fair value of common stock warrant liability	(1,878,010)	—
Gain (loss) on investment in affiliated entity	776,373	(334,294)
Net unrealized gain (loss) on available-for-sale equity securities	759,289	(20,820)
Other (expense) income, net	(703,183)	7,571
Net loss	$(23,519,412)	$(32,237,098)

	Six Months Ended June 30,
	2025	2024

Revenue from collaborative arrangement	$65,343	$100,762
Less:
Research and development:
INO-3107	7,437,662	18,688,659
INO-3112 and other Immuno-oncology	2,752,843	3,583,582
Other programs (a)	260,913	827,228
Engineering and device-related	10,146,472	8,589,927
Stock-based compensation	875,082	1,650,589
Other unallocated expenses	9,139,337	10,661,322
General and administrative	17,588,082	20,781,337
Total operating expenses	48,200,391	64,782,644
Interest income	1,418,715	2,807,648
Interest expense	—	(177,833)
Change in fair value of common stock warrant liability	1,834,862	—
Gain (loss) on investment in affiliated entity	1,471,504	(460,312)
Net unrealized gain on available-for-sale equity securities	899,523	480,057
Other expense, net	(703,665)	(674,647)
Net loss	$(43,214,109)	$(62,706,969)

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.

16. Subsequent Events
On July 7, 2025, the Company closed the July 2025 Offering relating to the issuance and sale by the Company of 14,285,715 shares of the Company’s common stock, par value $0.001 per share, and accompanying 2025 Warrants, at a combined public offering price of $1.75 per share of Common Stock and accompanying 2025 Warrants.
The net proceeds to the Company from the July 2025 Offering were $22.5 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company. All of the shares and accompanying 2025 Warrants were sold by the Company.
In July 2025, the 2,135,477 Pre-Funded Warrants issued in the April 2024 Offering (see “Liquidity” in Note 2) were exercised in full, with proceeds to the Company of $2,000.
On August 1, 2025 the Company and GeneOne entered into a Settlement Agreement to settle all claims by and between them.

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
In 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from this completed trial could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission. We previously expected to be able to submit our BLA by the end of 2024; however, during our device testing process we identified a manufacturing issue involving the single-use disposable administration component of the CELLECTRA 5PSP device that we plan to use in the confirmatory trial and that will be submitted for approval for commercial use. We resolved the manufacturing issue in the first quarter of 2025 and have recently completed Design Verification (DV) testing. Utilizing our breakthrough therapy designation, we requested rolling submission of our BLA in July 2025 and remain on track to complete the BLA submission in the second half of 2025 with the goal of receiving file acceptance by the FDA by the end of 2025. We plan to request a priority review from the FDA.
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
As of June 30, 2025, we had an accumulated deficit of $1.8 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. Total revenue was $0 and $65,000 for the three and six months ended June 30, 2025, respectively, as compared to $101,000 for both the three and six months ended June 30, 2024, all of which was derived under the collaborative arrangement with ApolloBio.
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
The following table summarizes our research and development expense by product candidate for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	$	%
INO-3107	$3,930	$11,043	$(7,113)	(64)%
INO-3112 and other Immuno-oncology	1,438	1,563	(125)	(8)%
Other research and development programs (a)	153	204	(51)	(25)%
Engineering and device-related	5,085	4,839	246	5%
Stock-based compensation	322	590	(268)	(45)%
Other unallocated expenses	3,593	4,852	(1,259)	(26)%
Research and development expense	$14,521	$23,091	$(8,570)	(37)%

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	$	%
INO-3107	$7,437	$18,689	$(11,252)	(60)%
INO-3112 and other Immuno-oncology	2,754	3,584	(830)	(23)%
Other research and development programs (a)	260	827	(567)	(69)%
Engineering and device-related	10,147	8,590	1,557	18%
Stock-based compensation	875	1,650	(775)	(47)%
Other unallocated expenses	9,139	10,661	(1,522)	(14)%
Research and development expense	$30,612	$44,001	$(13,389)	(30)%
(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.

The decrease in research and development expenses for the three and six-month periods year over year was primarily the result of:
•$5.9 million and $9.1 million, respectively, in lower drug manufacturing, clinical study, immunology and other expenses related to INO-3107;
•$973,000 and $1.9 million, respectively, in lower contract labor;
•$415,000 and $539,000, respectively, of lower clinical study and drug manufacturing expenses related to INO-5401;

•$287,000 and $1.0 million, respectively, of lower expensed inventory; and
•$268,000 and $776,000, respectively, in lower employee and consultant stock-based compensation, as a result of the lower weighted average grant date fair value for the awards granted during 2025.
Contributions received from current grant agreements and recorded as contra-research and development expense were $315,000 and $601,000 for the three and six months ended June 30, 2025, respectively, as compared to $9,000 and $188,000 for the three and six months ended June 30, 2024, respectively. The increase for the three and six-month periods year over year was due to the increase in expenses earned under the sub-grants through Wistar, among other variances.
General and administrative expenses. General and administrative expenses, which include commercial and business development expenses and patent expenses, were $8.6 million and $17.6 million for the three and six months ended June 30, 2025, respectively, as compared to $10.2 million and $20.8 million for the three and six months ended June 30, 2024, respectively. Decreases for the three and six-month periods year over year included:
•$525,000 and $505,000, respectively, in lower employee severance expenses;
•$411,000 and $1.0 million, respectively, in lower employee and consultant stock-based compensation;
•$377,000 and $588,000, respectively, in lower outside services primarily related to commercial development;
•$270,000 and $497,000, respectively, in lower contract labor; and
•$31,000 and $776,000, respectively, in lower legal expenses due a decrease in litigation activity.
Stock-based compensation. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 was $819,000 and $2.2 million, respectively, of which $319,000 and $866,000, respectively, was included in research and development expenses, and $500,000 and $1.3 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 was $1.5 million and $3.9 million, respectively, of which $581,000 and $1.6 million, respectively, was included in research and development expenses, and $890,000 and $2.3 million, respectively, was included in general and administrative expenses. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2025.
Interest income. Interest income for the three and six months ended June 30, 2025 was $611,000 and $1.4 million, respectively, as compared to $1.3 million and $2.8 million for the three and six months ended June 30, 2024, respectively. The decrease for the three-month period year over year was primarily due to a lower short-term investment balance.
Interest expense. Interest expense for both the three and six months ended June 30, 2025 was $0, as compared to $0 and $178,000 for the three and six months ended June 30, 2024, respectively. The prior year interest expense related to our senior convertible promissory notes that were repaid in full on March 1, 2024.
Change in Fair Value of Common Stock Warrant Liability. The change in fair value of our common stock warrant liability is related to the revaluation of the liability associated with the 2024 Warrants, as defined below, we issued in December 2024. We record the fair value of these 2024 Warrants at each balance sheet date and will record gain or loss on the statement of operations for changes between balance sheet dates.
Gain (loss) on investment in affiliated entity. The gain (loss) resulted from the change in the fair market value of our investment in Plumbline Life Sciences, Inc. (PLS) of $776,000 and $1.5 million for the three and six months ended June 30, 2025, respectively, as compared to $(334,000) and $(460,000) for the three and six months ended June 30, 2024, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain (loss) on available-for-sale equity securities. The net unrealized gain (loss) on available-for-sale equity securities for the three and six months ended June 30, 2025 of $759,000 and $900,000, respectively, as compared to $(21,000) and $480,000 for the three and six months ended June 30, 2024, respectively, resulted from a change in the fair market value of the investments.
Other (expense) income, net. Other (expense) income, net, for the three and six months ended June 30, 2025 of $(703,000) and $(704,000), respectively, as compared to $8,000 and $(675,000) for the three and six months ended June 30, 2024, respectively, related primarily to the realized loss on short-term investments sold during the periods.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of June 30, 2025, we had cash, cash equivalents and short-term investments of $47.5 million and working capital of $21.0 million, as compared to $94.1 million and $62.5 million, respectively, as of December 31, 2024.
Cash Flows
Operating Activities
Net cash used in operating activities was $47.7 million and $57.0 million for the six months ended June 30, 2025 and 2024, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $5.2 million and $55.3 million for the six months ended June 30, 2025 and 2024, respectively. The variance was primarily the result of timing differences and overall decrease in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $993,000 and $21.7 million for the six months ended June 30, 2025 and 2024, respectively. The variance was primarily due to the repayment of our convertible senior notes of $16.4 million in March 2024, offset by net proceeds from the April 2024 Offering (defined below) of $33.2 million and net proceeds of $5.2 million from the sale of common stock under the Sales Agreements (defined below) during the six months ended June 30, 2024, compared to $1.1 million received during the six months ended June 30, 2025.
Offering of Common Stock and Warrants
On July 7, 2025 , we closed an underwritten public offering, or the July 2025 Offering, relating to the issuance and sale of 14,285,715 shares of our common stock and accompanying Series A warrants to purchase up to 14,285,715 shares of our common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001, or the Pre-Funded Warrants, in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant), or the Series A Warrants, and Series B warrants to purchase up to 14,285,715 shares of our common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of Common Stock (or $1.749 per Pre-Funded Warrant), or the Series B Warrants, and, together with the Series A Warrants, the 2025 Warrants, at a combined public offering price of $1.75 per share of common stock and accompanying 2025 Warrants. The net proceeds to us from the July 2025 Offering were $22.5 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
On December 16, 2024, we closed an underwritten public offering, or the December 2024 Offering, relating to the issuance and sale of 10,000,000 shares of the common stock, and accompanying warrants to purchase 10,000,000 shares of common stock, or the 2024 Warrants, at an offering price of $3.00 per share and accompanying Warrant. The net proceeds from the December 2024 Offering were $27.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
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
During the six months ended June 30, 2025, we sold 518,670 shares of common stock under the 2024
Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of

$1.1 million. During the year ended December 31, 2024, we sold 133,900 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.02 per share, resulting in aggregate net proceeds of $925,000. As of June 30, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
On November 9, 2021, we entered into an ATM Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with outside sales agents, under which we were able to offer and sell shares of our common stock with aggregate gross proceeds of up to $300.0 million.
During the six months ended June 30, 2024, we sold 543,620 shares of our common stock under the 2021 Sales Agreement at a weighted average price of $9.76 per share, resulting in aggregate net proceeds of $5.2 million. We terminated the 2021 Sales Agreement in August 2024 in connection with the entry into the 2024 Sales Agreement described above.
Other Issuances of Common Stock
During the six months ended June 30, 2025, no stock options were exercised and tax payments of $109,000 were made related to net share settlement of RSU awards. During the six months ended June 30, 2024, stock options to purchase 8,159 shares of common stock were exercised for aggregate net proceeds to us of $68,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $414,000.
Funding Requirements
As of June 30, 2025, we had an accumulated deficit of $1.8 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We expect our cash runway, including the net proceeds from the July 2025 Offering, to extend into the second quarter of 2026, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2026. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At June 30, 2025, we had approximately $476,000 in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the six months ended June 30, 2025, there have been no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. Over the past several years, there has been a pronounced overall increase in prevailing interest rates in the United States, which has contributed to the accumulated unrealized loss of $945,000 in the market value of our investment portfolio as of June 30, 2025.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the six months ended June 30, 2025 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.

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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2025.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GeneOne Litigation
In December 2020, GeneOne filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against us, alleging that we had breached the CELLECTRA Device License Agreement, or the Agreement, between us and GeneOne. We terminated the Agreement in October 2020. The complaint asserts claims for breach of contract, declaratory judgment, unfair competition, and unjust enrichment. The complaint seeks injunctive relief, an accounting, damages, disgorgement of profits, attorneys’ fees, interest, and other relief from us. We filed preliminary objections to the complaint, which were overruled. In September 2021, we filed an answer to the complaint, new matter, and counterclaims. Our counterclaims allege that GeneOne breached the Agreement and assert claims for breach of contract and declaratory judgment. The counterclaims seek damages, interest, expenses, attorney’s fees, and costs. In October 2021, GeneOne filed its answer to our counterclaims and new matter. In 2024, we filed a motion for summary judgment, which was denied. The court set a trial date of August 19, 2025.
On August 1, 2025 we entered into a Settlement Agreement and Mutual Release with GeneOne to settle all claims.

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
We have experienced significant operating losses over the last several years. As of June 30, 2025, our accumulated deficit was $1.8 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities and seek to commercialize INO-3107, which, if approved, would be our first marketed product. We may never successfully commercialize INO-3107 or our other DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2025, we had an accumulated deficit of $1.8 billion and had cash, cash equivalents and short-term investments of $47.5 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, August 12, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements.
The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business). If we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.
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

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

3.3	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on August 12, 2011).

10.1+	Inovio Pharmaceuticals, Inc. Amended and Restated 2023 Omnibus Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Designates management contract, compensatory plan or arrangement.
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

Inovio Pharmaceuticals, Inc.

Date:	August 12, 2025	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 12, 2025	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)