Form 10-Q
period 2025-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2025-11-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 53,571,675 as of November 7, 2025.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2025

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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,567,420	$65,813,297
Short-term investments	14,235,770	28,300,232
Accounts receivable from affiliated entity	978,590	1,199,056
Prepaid expenses and other current assets	3,398,534	2,517,465
Total current assets	55,180,314	97,830,050
Fixed assets, net	2,740,356	3,659,818
Investments in affiliated entity	2,495,730	1,613,844
Operating lease right-of-use assets	6,956,780	8,113,840
Other assets	2,012,476	1,979,654
Total assets	$69,385,656	$113,197,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,323,520	$16,200,013
Accounts payable and accrued expenses due to affiliated entity	379,721	1,351,163
Accrued clinical trial expenses	955,970	2,021,860
Common stock warrant liabilities	50,384,043	13,255,188
Operating lease liability	2,738,490	2,497,360
Grant funding liability from affiliated entity	42,152	—
Total current liabilities	69,823,896	35,325,584
Operating lease liability, net of current portion	7,281,737	9,367,827
Total liabilities	77,105,633	44,693,411
Stockholders’ equity:
Preferred stock	—	—
Common stock	53,572	36,099
Additional paid-in capital	1,811,803,850	1,799,362,625
Accumulated deficit	(1,818,930,043)	(1,730,219,262)
Accumulated other comprehensive loss	(647,356)	(675,667)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	(7,719,977)	68,503,795
Total liabilities and stockholders’ equity	$69,385,656	$113,197,206

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue from collaborative arrangement	$—	$—	$65,343	$100,762
Operating expenses:
Research and development	13,333,329	18,733,584	43,945,638	62,734,891
General and administrative	7,877,126	8,613,895	25,465,208	29,395,232
Total operating expenses	21,210,455	27,347,479	69,410,846	92,130,123
Loss from operations	(21,210,455)	(27,347,479)	(69,345,503)	(92,029,361)
Other income (expense):
Interest income	552,108	1,106,758	1,970,823	3,914,406
Interest expense	—	—	—	(177,833)
Change in fair value of common stock warrant liabilities	(22,515,730)	—	(20,680,868)	—
(Loss) gain on investment in affiliated entity	(589,618)	324,251	881,886	(136,061)
Net unrealized gain on available-for-sale equity securities	205,259	1,330,811	1,104,782	1,810,868
Other expense, net	(1,938,236)	(579,819)	(2,641,901)	(1,254,466)
Net loss	$(45,496,672)	$(25,165,478)	$(88,710,781)	$(87,872,447)
Net loss per share
Basic and diluted	$(0.87)	$(0.89)	$(2.12)	$(3.35)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	52,168,694	28,140,497	41,837,956	26,216,983

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(45,496,672)	$(25,165,478)	$(88,710,781)	$(87,872,447)
Other comprehensive loss:
Foreign currency translation	—	—	—	32,403
Unrealized gain on short-term investments, net of tax	14,386	66,075	28,311	6,737
Comprehensive loss	$(45,482,286)	$(25,099,403)	$(88,682,470)	$(87,833,307)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2025
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	518,670	519	1,101,630	—	—	1,102,149
Vesting of RSUs, net of tax payments	—	—	55,694	56	(74,275)	—	—	(74,219)
Stock-based compensation	—	—	—	—	1,399,349	—	—	1,399,349
Net loss	—	—	—	—	—	(19,694,697)	—	(19,694,697)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,347	14,347
Balance at March 31, 2025	9	$—	36,674,355	$36,674	$1,801,789,329	$(1,749,913,959)	$(661,320)	$51,250,724
Vesting of RSUs, net of tax payments	—	—	44,172	45	(34,822)	—	—	(34,777)
Stock-based compensation	—	—	—	—	834,792	—	—	834,792
Net loss	—	—	—	—	—	(23,519,412)	—	(23,519,412)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(422)	(422)
Balance at June 30, 2025	9	$—	36,718,527	$36,719	$1,802,589,299	$(1,773,433,371)	$(661,742)	$28,530,905
Issuance of common stock for cash, net of financing costs	—	—	14,285,715	14,286	7,170,842	—	—	7,185,128
Exercise of warrants for cash	—	—	428,571	429	749,570	—	—	749,999
Exercise of pre-funded warrants for cash	—	—	2,135,477	2,135	—	—	—	2,135
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	538,843	—	—	538,843
Vesting of RSUs, net of tax payments	—	—	3,385	3	(1,790)	—	—	(1,787)
Stock-based compensation	—	—	—	—	757,086	—	—	757,086
Net loss	—	—	—	—	—	(45,496,672)	—	(45,496,672)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,386	14,386
Balance at September 30, 2025	9	$—	53,571,675	$53,572	$1,811,803,850	$(1,818,930,043)	$(647,356)	$(7,719,977)

	Three and Nine Months Ended September 30, 2024
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	543,620	544	5,224,589	—	—	5,225,133
Vesting of RSUs, net of tax payments	—	—	34,558	34	(174,282)	—	—	(174,248)
Stock-based compensation	—	—	—	—	2,525,433	—	—	2,525,433
Net loss	—	—	—	—	—	(30,469,871)	—	(30,469,871)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46,016)	(46,016)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at March 31, 2024	9	$—	23,371,253	$23,370	$1,748,529,814	$(1,653,435,007)	$(676,214)	$94,441,963
Issuance of common stock for cash, net of financing costs	—	—	2,536,258	2,536	17,057,132	—	—	17,059,668
Issuance of pre-funded warrants for cash, net of financing costs	—	—	—	—	16,146,397	—	—	16,146,397
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	56,033	56	(172,510)	—	—	(172,454)
Stock-based compensation	—	—	—	—	1,514,053	—	—	1,514,053
Net loss	—	—	—	—	—	(32,237,098)	—	(32,237,098)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(13,322)	(13,322)
Balance at June 30, 2024	9	$—	25,963,544	$25,962	$1,783,074,886	$(1,685,672,105)	$(689,536)	$96,739,207
Issuance of common stock for cash, net of financing costs	—	—	86,361	86	666,980	—	—	667,066
Vesting of RSUs, net of tax payments	—	—	2,547	3	(6,421)	—	—	(6,418)
Stock-based compensation	—	—	—	—	1,239,858	—	—	1,239,858
Net loss	—	—	—	—	—	(25,165,478)	—	(25,165,478)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	66,075	66,075
Balance at September 30, 2024	9	$—	26,052,452	$26,051	$1,784,975,303	$(1,710,837,583)	$(623,461)	$73,540,310

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(88,710,781)	$(87,872,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,077,716	1,335,326
Amortization of operating lease right-of-use assets	1,157,060	1,018,887
Change in fair value of common stock warrant liabilities	20,680,868	—
Non-cash stock-based compensation	2,991,227	5,279,344
Non-cash interest on senior convertible notes	—	(355,654)
Amortization of discounts on investments	50,867	(1,510,276)
Loss on sales of short-term investments	890,888	1,278,959
Loss on disposal of fixed assets	—	21,930
(Gain) loss on equity investment in affiliated entity	(881,886)	136,061
Net unrealized gain on available-for-sale equity securities	(1,104,782)	(1,810,868)
Changes in operating assets and liabilities:
Accounts receivable from affiliated entity	220,466	542,489
Prepaid expenses and other current assets	(881,069)	796,981
Other assets	(32,822)	38,900
Accounts payable and accrued expenses, including due to affiliated entity	(1,847,935)	(4,340,806)
Accrued clinical trial expenses	(1,065,890)	2,131,186
Operating lease right-of-use assets and liabilities, net	(1,844,960)	(993,249)
Grant funding liability, including from affiliated entity	42,152	(109,407)
Net cash used in operating activities	(69,258,881)	(84,412,644)
Cash flows from investing activities:
Purchases of investments	(4,946,073)	(54,138,027)
Proceeds from sale or maturity of investments	19,201,873	124,052,574
Purchases of capital assets	(158,254)	(487,832)
Net cash provided by investing activities	14,097,546	69,426,715
Cash flows from financing activities:
Repayment of convertible senior notes	—	(16,415,000)
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	16,146,397
Proceeds from issuance of common stock, net of issuance costs	8,287,277	22,951,867
Proceeds from issuance of warrants, net of issuance costs	16,986,830	—
Proceeds from exercise of warrants and pre-funded warrants	752,134	—
Proceeds from stock option exercises	—	67,675
Taxes paid related to net share settlement of equity awards	(110,783)	(420,795)
Net cash provided by financing activities	25,915,458	22,330,144
Effect of exchange rate changes on cash and cash equivalents	—	32,403
(Decrease) Increase in cash and cash equivalents	(29,245,877)	7,376,618
Cash and cash equivalents, beginning of period	65,813,297	14,310,862
Cash and cash equivalents, end of period	$36,567,420	$21,687,480

Supplemental disclosures:
Interest paid	$—	$533,487

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
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and nine months ended September 30, 2025 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of September 30, 2025 and December 31, 2024, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $45.5 million and $88.7 million for the three and nine months ended September 30, 2025, respectively. The Company had working capital of $(14.6) million and an accumulated deficit of $1.8 billion as of September 30, 2025. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On July 7, 2025, the Company closed an underwritten public offering (the “July 2025 Offering”) relating to the issuance and sale by the Company of 14,285,715 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 14,285,715 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “Series A Warrants”) and Series B warrants to purchase up to 14,285,715 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “Series B Warrants” and, together with the Series A Warrants, the “2025 Warrants”), at a combined public offering price of $1.75 per share of common stock and accompanying 2025 Warrants. The net proceeds to the Company from the July 2025 Offering were $22.4 million, after deducting the underwriting discounts and commissions and offering expenses paid and payable by the Company.
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
Going Concern
The Company’s cash, cash equivalents and short-term investments of $50.8 million as of September 30, 2025, are expected to be sufficient to support the Company's planned operations into the second quarter of 2026. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $22.4 million from the July 2025 Offering, $60.8 million from equity offerings during the year ending December 31, 2024, and the receipt of net proceeds of $1.1 million and $6.1 million under Sales Agreements during the nine months ended September 30, 2025 and year ended December 31, 2024, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the first quarter of 2026. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of September 30, 2025 and December 31, 2024:

		As of September 30, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$10,771,176	$—	$(340,924)	$10,430,252
U.S. treasury securities	Less than 1	—	—	—	—
Certificates of deposit	Less than 1	2,981,285	8,288	(266)	2,989,307
U.S. agency mortgage-backed securities	*	1,209,229	—	(393,018)	816,211
		$14,961,690	$8,288	$(734,208)	$14,235,770

		As of December 31, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$25,926,415	$—	$(1,445,706)	$24,480,709
Certificates of deposit	Less than 1	2,980,273	9,750	(281)	2,989,742
U.S. agency mortgage-backed securities	*	1,260,745	—	(430,964)	829,781
		$30,167,433	$9,750	$(1,876,951)	$28,300,232
*No single maturity date.
During the three and nine months ended September 30, 2025, the Company recorded gross realized gains on investments of $300 and $800, respectively, and gross realized losses on investments of $183,000 and $892,000, respectively. During the three and nine months ended September 30, 2024, the Company recorded gross realized gains on investments of $200 and $700, respectively, and gross realized losses on investments of $587,000 and $1.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded net unrealized gains on available-for-sale equity securities of $205,000 and $1.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded net unrealized gain on available-for-sale equity securities of $1.3 million and $1.8 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and

2024. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2025, the Company had 11 available-for-sale securities with an aggregate total unrealized loss of $734,000. All of these securities had been in a loss position for longer than 12 months as of September 30, 2025.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2025 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2025, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2025:

	Fair Value Measurements at
	September 30, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$10,430,252	$10,430,252	$—	$—
Certificates of deposit	2,989,307	—	2,989,307	—
U.S. agency mortgage-backed securities	816,211	—	816,211	—
Total short-term investments	14,235,770	10,430,252	3,805,518	—

Investment in affiliated entity	2,495,730	2,495,730	—	—
Total assets measured at fair value	$16,731,500	$12,925,982	$3,805,518	$—

Liabilities:
Common stock warrant liabilities	50,384,043	$—	$—	50,384,043
Total liabilities	$50,384,043	$—	$—	$50,384,043

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

Level 1 assets at September 30, 2025 consisted of mutual funds and the Company’s investment in its affiliated entity, Plumbline Life Sciences, Inc. (“PLS”). See Note 10 for additional information. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at September 30, 2025 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of September 30, 2025 or December 31, 2024.
Level 3 liabilities held as of September 30, 2025 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's two underwritten public offerings that closed in July 2025 and December 2024, respectively. Level 3 liabilities held as of December 31, 2024 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offering that closed in December 2024. See Note 7 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liabilities at each reporting date utilizing a Black-Scholes pricing model.
The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series A warrants:

	On Issuance Date	September 30, 2025
Risk-free interest rate	4.3%	4.0%
Expected volatility	96%	112%
Expected life in years	0.6	0.3
Dividend yield	—	—
The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series B warrants:

	On Issuance Date	September 30, 2025
Risk-free interest rate	3.9%	3.7%
Expected volatility	94%	89%
Expected life in years	5	4.8
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the December 2024 warrants:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.7%	4.4%
Expected volatility	88%	111%
Expected life in years	4.2	5
Dividend yield	—	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the Warrants or best estimate of this term. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the Warrants. As a result of these calculations, the Company recorded an increase in fair value of the liabilities of $22.5 million and $20.7 million on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. Upon exercise of the Warrants, the fair value of the warrant liability will be reclassified from liabilities into stockholders' equity immediately prior to exercise.
The following table presents the change in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2025:

Common Stock Warrant Liabilities
Balance at December 31, 2024	$13,255,188
Issuance of Series A common stock warrants in July 2025	3,779,879
Issuance of Series B common stock warrants in July 2025	13,206,951
Increase in fair value of Series A common stock warrants issued in July 2025	8,910,710
Increase in fair value of Series B common stock warrants issued in July 2025	11,610,105
Increase in fair value of common stock warrants issued in December 2024	160,053
Change in classification from liability to stockholders equity due to warrant exercise	(538,843)
Balance at September 30, 2025	$50,384,043

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid clinical expenses	$1,129,452	$627,962
Other prepaid expenses	2,269,082	1,889,503
	$3,398,534	$2,517,465

Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Trade accounts payable	$5,523,635	$5,091,503
Accrued compensation	8,745,848	10,007,180
Other accrued expenses	1,054,037	1,101,330
	$15,323,520	$16,200,013

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

7. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2025 and December 31, 2024:

			Outstanding as of
	Authorized	Issued	September 30, 2025	December 31, 2024
Common Stock, par value $0.001 per share	600,000,000	53,571,675	53,571,675	36,099,991
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Offerings of Common Stock and Warrants
On July 7, 2025, the Company closed the July 2025 Offering (see “Liquidity” in Note 2 above).
The Series A and Series B Warrants, together the “2025 Warrants”, issued in the July 2025 Offering, each has an initial exercise price per share of $1.75 (or $1.749 per Pre-Funded Warrant). The Series A Warrants may be exercised at any time, in whole or in part, and will expire on the date that is the earlier of (i) July 7, 2026 or (ii) 30 days after the date on which the Company first publicly discloses the U.S. Food and Drug Administration’s acceptance of a Biologic License Application for INO-3107. The Series B Warrants may be exercised at any time, in whole or in part, and will expire on July 7, 2030.
A holder of the 2025 Warrants will not be entitled to exercise any portion of such 2025 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99% (or, upon election by the holder prior to the issuance of the 2025 Warrant, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the 2025 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise a Series A Warrant or a Series B Warrant for common stock due to the foregoing limitation, then the holder may exercise such 2025 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $0.001. In addition, in certain circumstances, upon a fundamental transaction (as described in the 2025 Warrants), a holder of 2025 Warrants will be entitled to receive, upon exercise of the 2025 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2025 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the 2025 Warrant holder may elect to have the Company or the successor entity purchase the holder’s 2025 Warrant for its fair market value measured by the Black-Scholes method.
As the 2025 Warrants are not indexed to the Company’s common stock, the Company recorded a liability for the 2025 Warrants at fair value upon issuance on the Company's condensed consolidated balance sheet. The common stock warrant liability is remeasured to fair value at the end of each reporting period.
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
On April 18, 2024, the Company closed the April 2024 Offering (see “Liquidity” in Note 2 above).
Each Pre-Funded Warrant issued in the April 2024 Offering had an initial exercise price per share of $0.001, subject to certain adjustments. The Pre-Funded Warrants were exercisable at any time until exercised in full. A holder (together with its affiliates and other attribution parties) may not have exercised any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants.
As the Pre-Funded Warrants issued in the April 2024 Offering were indexed to the Company's own shares of common stock (and otherwise met the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company's condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.
In July 2025, all of the 2,135,477 Pre-Funded Warrants issued in the April 2024 Offering were exercised in full, with proceeds to the Company of $2,000. As of December 31, 2024, no Pre-Funded Warrants issued in the April 2024 Offering had been exercised.
Common Stock Warrants
The following table summarizes the common stock warrants outstanding as of September 30, 2025 and December 31, 2024:

			As of September 30, 2025		As of December 31, 2024
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2024 Offering	$3.76	December 16, 2029	10,000,000	$13,415,241	10,000,000	$13,255,188
July 2025 Offering - Series A	$1.75	(1)	13,857,144	$12,151,746	—	—
July 2025 Offering - Series B	$1.75	July 7, 2030	14,285,715	$24,817,056	—	—
Total			38,142,859	$50,384,043	10,000,000	$13,255,188
(1) Earlier of (i) July 7, 2026 or (ii) 30 days after the date on which the Company first publicly discloses the U.S. Food and Drug Administration’s acceptance of a Biologic License Application for INO-3107.
As of September 30, 2025, 428,571 of the Series A Warrants issued in the July 2025 Offering had been exercised, with proceeds to the Company of $750,000. No Series B Warrants had been exercised.
As of September 30, 2025 and December 31, 2024, no Warrants issued in the December 2024 Offering had been exercised.
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

During the nine months ended September 30, 2025, the Company sold 518,670 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. No sales were made during the three months ended September 30, 2025. As of September 30, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
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
The 2023 Plan was originally approved by stockholders on May 16, 2023. The amendment and restatement to the plan was approved by stockholders on May 20, 2025. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 3,366,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At September 30, 2025, the Company had 1,772,564 shares of common stock available for future grant under the 2023 Plan, 669,226 shares underlying outstanding RSUs and 1,007,354 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on February 27, 2035.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At September 30, 2025, the Company had 46,828 shares underlying outstanding but unvested RSUs and options outstanding to purchase 894,645 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At September 30, 2025, the Company had 92,759 shares of common stock available for future grant under the 2022 Inducement Plan, 8,887 shares underlying outstanding but unvested RSUs and options outstanding to purchase 47,753 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2025, the Company had options outstanding to purchase 54,394 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

8. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The Pre-Funded Warrants issued in April 2024 (see Note 7) are included in the weighted-average common shares outstanding in the basic net loss per share calculation for the three and nine months ended September 30, 2024 given their nominal exercise price. In July 2025, these Pre-Funded Warrants were exercised in full and none were outstanding as of September 30, 2025.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and RSUs and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to the net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share were the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs and performance-and market-based RSUs would have been anti-dilutive.

Basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 are calculated as follows:

	Three Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(45,496,672)	$(25,165,478)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	52,168,694	26,005,020
Weighted-average shares underlying pre-funded warrants	—	2,135,477
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	52,168,694	28,140,497
Net loss per share
Basic and diluted	$(0.87)	$(0.89)

	Nine Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(88,710,781)	$(87,872,447)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	41,837,956	24,923,227
Weighted-average shares underlying pre-funded warrants	—	1,293,756
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	41,837,956	26,216,983
Net loss per share
Basic and diluted	$(2.12)	$(3.35)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2025	2024
Warrants to purchase common stock	38,142,859	—
Options to purchase common stock	2,004,146	1,319,769
Service-based restricted stock units	724,941	326,108
Performance-and market-based restricted stock units	92,550	83,800
Convertible preferred stock	275	275
Total	40,964,771	1,729,952

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.75%	3.86%	4.08%	4.21%
Expected volatility	109%	106%	107%	105%
Expected life in years	5.8	5.6	5.7	5.5
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 was $742,000 and $2.9 million, respectively, of which $300,000 and $1.2 million, respectively, was included in research and development expenses, and $442,000 and $1.7 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 was $1.2 million and $5.1 million, respectively, of which $581,000 and $2.2 million, respectively, was included in research and development expenses, and $619,000 and $2.9 million, respectively, was included in general and administrative expenses.
At September 30, 2025, there was $1.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.93 and $1.66 for employee and director stock options granted during the three and nine months ended September 30, 2025, respectively, and $7.96 and $7.01 for the three and nine months ended September 30, 2024, respectively.
At September 30, 2025, there was $1.9 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
The weighted average grant date fair value per share was $2.02 for service-based RSUs granted during the nine months ended September 30, 2025, and $9.97 and $8.68 for the three and nine months ended September 30, 2024, respectively. No service-based RSUs were granted during the three months ended September 30, 2025.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2025 was $15,000 and $62,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2024 was $40,000 and $186,000, respectively.
Performance-and Market-Based RSUs
In May 2024, the Company granted performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of September 30, 2025, 83,800 performance-and market-based RSU's were outstanding.
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
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of September 30, 2025, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the nine months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For the three and nine months ended September 30, 2025, the Company recognized $19,000 and $57,000, respectively, in stock-based compensation for the Market-based RSUs.

10. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of September 30, 2025, representing an ownership interest of 15.7%. The Company's investment in PLS is recorded as investment in affiliated entity on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, and was valued at $2.5 million and $1.6 million, respectively, based on the closing price of the shares on the Korea New Exchange Market at the applicable balance sheet date. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.
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
In 2020, the Company received a sub-grant through Wistar for the preclinical development and translational studies of DNA-Encoded Monoclonal Antibodies (DMAbs) as countermeasures for COVID-19 for a total of $12.5 million in funding through September 2025.

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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2025, the Company recorded $220,000 and $821,000, respectively, and for the three and nine months ended September 30, 2024, the Company recorded $153,000 and $302,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to collaborative research agreements and patents. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2025 was $63,000 and $135,000, respectively. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2024 were $296,000 and $1.3 million, respectively. At September 30, 2025 and December 31, 2024, the Company had an accounts receivable balance of $979,000 and $1.2 million, respectively, and an accounts payable and accrued liability balance of $380,000 and $1.4 million, respectively, related to Wistar. At September 30, 2025, the Company recorded $42,000 as deferred grant funding on its condensed consolidated balance sheet related to Wistar.

11. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2025 of 1.7 to 4.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of September 30, 2025, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2025	$883,000
2026	3,592,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	11,918,000
Less: present value adjustment	(1,898,000)
Total operating lease liabilities	10,020,000
Less: current portion	(2,738,000)
Long-term operating lease liabilities	$7,282,000

Weighted-average remaining lease term	3.7 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 were $584,000 and $1.7 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 were $662,000 and $2.0 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
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
During the three and nine months ended September 30, 2025, the Company received $0 and $65,000, respectively, from the ApolloBio Agreement that was recorded as revenue. During the three and nine months ended September 30, 2024, the Company received funding of $0 and $101,000 from the ApolloBio Agreement that was recorded as revenue.
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
During the three and nine months ended September 30, 2025, no amounts were recorded as contra-research and development expense related to the CEPI grants. For both the three and nine months ended September 30, 2024, the Company received funding of $1.6 million in connection with the final close-out of these grants.
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
 For the nine months ended September 30, 2025 and 2024, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA is included in the Company’s financial statements for the period ending September 30, 2025.

14. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos Therapeutics ("Geneos") to develop and commercialize neoantigen-based personalized cancer therapies. The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.
As of September 30, 2025, the Company held 23% of the outstanding equity of Geneos on an as-converted to common stock basis. The Company accounts for its common stock investment in Geneos as an equity method investment under ASC 323. Due to continuing net losses of Geneos, the Company’s investment had been reduced to $0 as of each of September 30, 2025 and December 31, 2024. The Company has not made any further investment in Geneos. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos, as the Company has no obligation to fund Geneos.
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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Three Months Ended September 30,
	2025	2024

Revenue from collaborative arrangement	$—	$—
Less:
Research and development:
INO-3107	3,352,458	7,009,169
INO-3112 and other Immuno-oncology	1,574,238	1,726,382
Other programs (a)	96,971	(1,119,600)
Engineering and device-related	4,323,775	5,602,688
Stock-based compensation	302,249	590,211
Other unallocated expenses	3,683,638	4,924,734
General and administrative	7,877,126	8,613,895
Total operating expenses	21,210,455	27,347,479
Interest income	552,108	1,106,758
Change in fair value of common stock warrant liabilities	(22,515,730)	—
(Loss) gain on investment in affiliated entity	(589,618)	324,251
Net unrealized gain on available-for-sale equity securities	205,259	1,330,811
Other expense, net	(1,938,236)	(579,819)
Net loss	$(45,496,672)	$(25,165,478)

	Nine Months Ended September 30,
	2025	2024

Revenue from collaborative arrangement	$65,343	$100,762
Less:
Research and development:
INO-3107	10,790,120	25,697,828
INO-3112 and other Immuno-oncology	4,327,081	5,309,964
Other programs (a)	357,884	(292,372)
Engineering and device-related	14,470,247	14,192,615
Stock-based compensation	1,177,331	2,240,800
Other unallocated expenses	12,822,975	15,586,056
General and administrative	25,465,208	29,395,232
Total operating expenses	69,410,846	92,130,123
Interest income	1,970,823	3,914,406
Interest expense	—	(177,833)
Change in fair value of common stock warrant liabilities	(20,680,868)	—
Gain (loss) on investment in affiliated entity	881,886	(136,061)
Net unrealized gain on available-for-sale equity securities	1,104,782	1,810,868
Other expense, net	(2,641,901)	(1,254,466)
Net loss	$(88,710,781)	$(87,872,447)

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.

16. Subsequent Event
In November 2025, the Company reported that it had completed the rolling submission of its Biologic License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for review under the FDA’s accelerated approval program, with the goal of receiving file acceptance by the FDA by the end of 2025. The Company has requested a priority review from the FDA, which, if granted, is expected to be completed within six months following the 60-day filing period.

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
In 2023, we received feedback from the U.S. Food and Drug Administration, or FDA, that the data from our completed trial of INO-3107 could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. As part of submitting our BLA under the accelerated program, we will need to satisfy all FDA filing requirements and initiate a confirmatory clinical trial prior to BLA submission. We previously expected to be able to submit our BLA by the end of 2024; however, during our device testing process we identified a manufacturing issue involving the single-use disposable administration component of the CELLECTRA 5PSP device that we plan to use in the confirmatory trial and that will be submitted for approval for commercial use. We resolved the manufacturing issue in the first quarter of 2025 and completed Design Verification (DV) testing in August 2025. Utilizing our breakthrough therapy designation, we requested rolling submission of our BLA in July 2025 and reported in November 2025 that we had completed the BLA submission, with the goal of receiving file acceptance by the FDA by the end of 2025. We have requested a priority review from the FDA, which, if granted, is expected to be completed within six months following the 60-day filing period.
During 2025, we have presented key data regarding INO-3107 at several scientific conferences. Highlights from the data include:
•81% (26/32) of patients experienced a reduction of one or more surgeries at Year 1 post-treatment
•By the end of Year 2, 91% (21/23) of evaluable patients continued to experience a reduction of one or more surgeries. Only two patients had not yet responded to treatment with INO-3107
•INO-3107 demonstrated continued clinical benefit, with a persistent decline in the mean number of surgeries through Year 2 post-therapy: A 78% reduction in mean annual surgeries was seen at Year 2 compared to the 1 year pre-treatment period (0.9, n=28 vs 4.1, n=32)
•Clinical response was not dependent upon low viral loads, molecular subtype or other elements of the papilloma microenvironment
We are developing INO-3112, a DNA medicine candidate targeting HPV 16/18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. We have entered into a clinical collaboration and supply agreement with Coherus BioSciences, Inc. to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV16/18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial. We have also gained alignment with FDA on the design of the planned Phase 3 trial in the United States and received initial feedback from European regulatory authorities on the proposed design of the trial in Europe.
We are also developing INO-5401, an immunotherapy consisting of three DNA plasmids encoding for three tumor associated antigens, for the treatment of glioblastoma multiforme, or GBM, an aggressive type of brain cancer that accounts for more than 50% of all primary malignant brain tumors. GBM is one of the most complex, deadly, and treatment-resistant cancers.
In addition to our development efforts with the product candidates described above, we are actively developing or planning to develop DNA medicines for other indications, including HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We are also working to identify partnership opportunities for our DPROT/DMAb research. We were previously conducting clinical trials of a DNA medicine candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
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
As of September 30, 2025, we had an accumulated deficit of $1.8 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. Total revenue was $0 and $65,000 for the three and nine months ended September 30, 2025, respectively, as compared to $0 and $101,000 for the three and nine months ended September 30, 2024, all of which was derived under the collaborative arrangement with ApolloBio.
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
The following table summarizes our research and development expense by product candidate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	$	%
INO-3107	$3,352	$7,009	$(3,657)	(52)%
INO-3112 and other Immuno-oncology	1,575	1,727	(152)	(9)%
Other research and development programs (a)	97	(1,120)	1,217	(109)%
Engineering and device-related	4,324	5,603	(1,279)	(23)%
Stock-based compensation	302	590	(288)	(49)%
Other unallocated expenses	3,684	4,925	(1,241)	(25)%
Research and development expense	$13,334	$18,734	$(5,400)	(29)%

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	$	%
INO-3107	$10,789	$25,698	$(14,909)	(58)%
INO-3112 and other Immuno-oncology	4,329	5,311	(982)	(18)%
Other research and development programs (a)	357	(293)	650	(222)%
Engineering and device-related	14,471	14,193	278	2%
Stock-based compensation	1,177	2,240	(1,063)	(47)%
Other unallocated expenses (b)	12,823	15,586	(2,763)	(18)%
Research and development expense	$43,946	$62,735	$(18,789)	(30)%

(a) Net of contributions received from grant agreements and recorded as contra-research and development expense.

The decrease in research and development expenses for the three-month period year over year was primarily the result of:
•$3.6 million in lower drug manufacturing, clinical study and other expenses related to INO-3107;
•$1.0 million of lower expensed inventory;
•$726,000 in lower employee and consultant compensation, including stock-based compensation;
•$548,000 in lower engineering professional and outside services related to our device development; and
•$535,000 in lower contract labor; offset by
•$1.5 million of lower contra-research and development expense recorded from grant agreements.
The decrease in research and development expenses for the nine-month period year over year was primarily the result of:
•$12.0 million in lower drug manufacturing, clinical study and other expenses related to INO-3107;
•$2.4 million in lower contract labor;
•$2.0 million of lower expensed inventory;
•$1.2 million in lower outside services related to the collaborative research agreements with Wistar; and
•$1.1 million in lower employee and consultant stock-based compensation; offset by
•$1.1 million of lower contra-research and development expense recorded from grant agreements.
Contributions received from current grant agreements and recorded as contra-research and development expense were $256,000 and $856,000 for the three and nine months ended September 30, 2025, respectively, as compared to $1.8 million and $1.9 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three and nine-month periods year over year was primarily due to funding received from the close-out of the CEPI grants in 2024; offset by the increase in expenses earned under the sub-grants through Wistar, among other variances.
General and administrative expenses. General and administrative expenses, which include commercial, business development expenses and patent expenses, were $7.9 million and $25.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $8.6 million and $29.4 million for the three and nine months ended September 30, 2024, respectively. Decreases for the three-month period year over year included:
•$741,000 in lower employee and consultant compensation, including stock-based compensation; and
•$170,000 in lower rent and facilities related expenses; offset by
•$376,000 in higher legal expenses.
Decreases for the nine-month period year over year included:
•$1.5 million in lower employee and consultant compensation, including stock-based compensation;
•$535,000 in lower contract labor;
•$518,000 in lower employee severance expenses;
•$530,000 in lower rent and facilities related expenses; and
•$401,000 in lower legal expenses due to a decrease in litigation activity.
Stock-based compensation. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 was $742,000 and $2.9 million, respectively, of which $300,000 and $1,200,000, respectively, was included in research and development expenses, and $442,000 and $1.7 million, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 was $1.2 million and $5.1 million, respectively, of which $581,000 and $2.2 million, respectively, was included in research and development expenses, and $619,000 and $2.9 million, respectively, was included in general and administrative expenses. The decrease was due to a lower weighted average grant date fair value for the awards granted during 2025.
Interest income. Interest income for the three and nine months ended September 30, 2025 was $552,000 and $2.0 million, respectively, as compared to $1.1 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three and nine-month periods year over year was primarily due to a lower short-term investment balance.
Interest expense. Interest expense for both the three and nine months ended September 30, 2025 was $0, as compared to $0 and $178,000 for the three and nine months ended September 30, 2024, respectively. The prior year interest expense related to our senior convertible promissory notes that were repaid in full on March 1, 2024.
Change in Fair Value of Common Stock Warrant Liabilities. The change in fair value of our common stock warrant liabilities of $(22.5) million and $(20.7) million for the three and nine months ended September 30, 2025, respectively, is related to the revaluation of the liability associated with the 2024 and 2025 Warrants, as defined below, which we issued in December 2024 and July 2025, respectively. We record the fair value of these 2024 and 2025 Warrants at each balance sheet date and will record gain or loss on the statement of operations for changes in fair value between balance sheet dates.
(Loss) gain on investment in affiliated entity. The (loss) gain resulted from the change in the fair market value of our investment in Plumbline Life Sciences, Inc. (PLS) of $(590,000) and $882,000 for the three and nine months ended September 30, 2025, respectively, as compared to $324,000 and $(136,000) for the three and nine months ended September 30, 2024, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the condensed consolidated statements of operations.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three and nine months ended September 30, 2025 of $205,000 and $1.1 million, respectively, as compared to $1.3 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense, net, for the three and nine months ended September 30, 2025 of $1.9 million and $2.6 million, respectively, as compared to $580,000 and $1.3 million for the three and nine months ended September 30, 2024, respectively, related primarily to financing costs incurred in connection with the issuance of the Common Stock Warrants in July 2025, as well as the realized loss on short-term investments sold during the periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of September 30, 2025, we had cash, cash equivalents and short-term investments of $50.8 million and working capital of $(14.6) million, as compared to $94.1 million and $62.5 million, respectively, as of December 31, 2024.
Cash Flows
Operating Activities
Net cash used in operating activities was $69.3 million and $84.4 million for the nine months ended September 30, 2025 and 2024, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $14.1 million and $69.4 million for the nine months ended September 30, 2025 and 2024, respectively. The variance was primarily the result of timing differences and overall decrease in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $25.9 million and $22.3 million for the nine months ended September 30, 2025 and 2024, respectively. The variance was primarily due to net proceeds from the July 2025 Offering (defined below) of $22.4 million and $1.1 million received from the sale of common stock under the Sales Agreements (defined below) during the nine months ended September 30, 2025, compared to net proceeds from the April 2024 Offering (defined below) of $33.2 million and net proceeds of $5.9 million from the sale of common stock under the Sales Agreements (defined below) during the nine months ended September 30, 2024, offset by the repayment of our convertible senior notes of $16.4 million in March 2024.
Offering of Common Stock and Warrants
On July 7, 2025, we closed an underwritten public offering, or the July 2025 Offering, relating to the issuance and sale of

14,285,715 shares of our common stock and accompanying Series A warrants to purchase up to 14,285,715 shares of our common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001, or the Pre-Funded Warrants, in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant), or the Series A Warrants, and Series B warrants to purchase up to 14,285,715 shares of our common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of Common Stock (or $1.749 per Pre-Funded Warrant), or the Series B Warrants, and, together with the Series A Warrants, the 2025 Warrants, at a combined public offering price of $1.75 per share of common stock and accompanying 2025 Warrants. The net proceeds to us from the July 2025 Offering were $22.4 million, after deducting the underwriting discounts and commissions and offering expenses paid and payable by us.
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
Offering of Common Stock and Pre-Funded Warrants
On April 18, 2024, we closed an underwritten registered direct offering, or the April 2024 Offering, relating to the issuance and sale of 2,536,258 shares of common stock at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock, or the Pre-Funded Warrants, at a price of $7.692 per Pre-Funded Warrant, which represents the per share price for the shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds from the April 2024 Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. In July 2025, all of the 2,135,477 Pre-Funded Warrants were exercised in full with proceeds to us of $2,000.
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
During the nine months ended September 30, 2025, we sold 518,670 shares of common stock under the 2024
Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of
$1.1 million. During the year ended December 31, 2024, we sold 133,900 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.02 per share, resulting in aggregate net proceeds of $925,000. As of September 30, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
Other Issuances of Common Stock
During the nine months ended September 30, 2025, warrants to purchase 428,571 shares of common stock were exercised for aggregate net proceeds to us of $750,000, no stock options were exercised and tax payments of $111,000 were made related to net share settlement of RSU awards. During the nine months ended September 30, 2024, stock options to purchase 8,159 shares of common stock were exercised for aggregate net proceeds to us of $68,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $421,000.
Funding Requirements
As of September 30, 2025, we had an accumulated deficit of $1.8 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We expect our cash runway to extend into the second quarter of 2026, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2026. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance. At September 30, 2025, we had approximately $355,000 in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the nine months ended September 30, 2025, there have been no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment-grade securities. Over the past several years, there has been a pronounced overall increase in prevailing interest rates in the United States, which has contributed to the accumulated unrealized loss of $726,000 in the market value of our investment portfolio as of September 30, 2025.
Foreign Currency Risk
We operate primarily in the United States and most transactions during the nine months ended September 30, 2025 were made in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations, with the exception of certain cash and cash equivalents held in South Korea that are denominated in South Korean Won and the valuation of our equity investment in PLS, which is denominated in South Korean Won and then translated into United States dollars.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025.

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

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses over the last several years. As of September 30, 2025, our accumulated deficit was $1.8 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities and seek to commercialize INO-3107, which, if approved, would be our first marketed product. We may never successfully commercialize INO-3107 or our other DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.

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
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2025, we had an accumulated deficit of $1.8 billion and had cash, cash equivalents and short-term investments of $50.8 million These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, November 10, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements.
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
We requested rolling submission of our BLA for INO-3107 in July 2025 and reported in November 2025 that we had completed the BLA submission, with the goal of receiving file acceptance by the FDA by the end of 2025. The FDA has substantial discretion in the approval process and may issue a refusal to file letter rather than accept the BLA for review. Even if it accepts the BLA for filing, the FDA may form the opinion after review of our data that our application is insufficient to allow approval of INO-3107 and instead issue a complete response letter. If the FDA does not accept for filing or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.
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
Our pursuit of accelerated approval for INO-3107 and any future product candidates would be on the basis that there is no available therapy for a particular disease or condition or that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. For example, in light of the FDA’s approval of PAPZIMEOS (zopapogene imadenovec-drba) for the treatment of RRP in adults, we anticipate that the FDA will not accept the filing of our BLA for INO-3107 under the accelerated approval pathway unless we demonstrate at a minimum how INO-3107 provides a clinically meaningful benefit over existing therapies, including PAPZIMEOS. The treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.
We have received feedback from the FDA that data from our completed Phase 1/2 clinical trial of INO-3107 can be used to support the submission of our planned BLA for review under the accelerated approval program; however, whether this trial will be sufficient to receive FDA approval under the accelerated approval pathway will only be determined by the FDA upon review of the submitted BLA. We have requested a priority review from the FDA of our BLA for INO-3107. If the FDA determines that the accelerated approval pathway is not available to INO-3107, it would refuse to file our BLA and require that we seek full approval instead, which would result in material delay and cost in the development program and would materially impact our business and financial condition.
Moreover, even if the accelerated approval is granted the FDA may withdraw approval of any product candidate approved under the accelerated approval pathway if, for example:
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
DNA medicines are a novel approach to treating and preventing disease, and our CELLECTRA delivery devices are a novel approach to administering medicines. Adverse events or negative perceptions of the efficacy, safety, or tolerability of any investigational medicines we develop or our devices could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
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
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary device to our partners and to supply DNA medicine candidates for clinical trials or to commercially launch a product would be jeopardized. For example, as part of the testing process required for BLA submission for INO-3107, we identified a manufacturing issue in the single use administration component of our CELLECTRA 5PSP device, which delayed our ability to commence our confirmatory trial and submit our BLA for INO-3107. While we believe that we have rectified the issue, there can be no assurance that we will not identify additional issues with our device that could impair our ability to receive regulatory approval in the future. In addition, we will have to update our existing IND with the 5PSP device in conjunction with submitting our confirmatory trial protocol for INO-3107, which will be subject to further FDA review.
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
For example, FDA approved PAPZIMEOS (zopapogene imadenovec-drba) for the treatment of RRP in adults, and if approved, INO-3107 will have to compete with this product. If our proprietary device and DNA medicine candidates are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our DNA medicine candidates may require significant resources and may never be successful.
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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters, and there can be no guarantee that we will not become subject to similar claims in the future.
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
Our competitors and potential competitors include large pharmaceutical companies broadly engaged in vaccine/immunotherapy research and development, such as Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline, Merck, Pfizer, Roche, AbbVie, Novartis, Bristol-Myers Squibb, and AstraZeneca, as well as various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies, such as CureVac, Dynavax, Genexine, Imunon, Iovance, Nektar, Nykode, Precigen, Zydus, and Vir Biotechnology. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care in the United States and other high income countries for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen received approval for PAPZIMEOS (zopapogene imadenovec-drba). As a result, we are at a competitive disadvantage in this indication. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In 2025, widespread reductions in force among federal agencies have occurred and may adversely impact the ability of FDA to timely review applications, including our planned BLA. The prolonged government shutdown and reduction of personnel and funding levels could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
There have been amendments to and executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, and the healthcare reform measures of the current Trump administration will impact the ACA and our business. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
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
The current Trump administration is pursuing policies to reduce regulations and expenditures across the U.S. government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (1) directing agencies to reduce workforce and make program cuts, (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending, (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force, developing a strategic plan directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, (4) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; (5) imposing tariffs on imported pharmaceutical product; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, the U.S. Supreme Court’s recent Loper Bright decision described above could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
We are party to a license and collaboration agreement with a China-based company, ApolloBio, pursuant to which ApolloBio has the exclusive right to develop and commercialize VGX-3100 in China, Hong Kong, Macao and Taiwan. We are also party to a collaboration and license agreement with Advaccine Biopharmaceuticals Suzhou Co., Ltd. (“Advaccine”) which gives Advaccine the exclusive right to develop, manufacture and commercialize the Company’s vaccine candidate INO-4800 within the territories of China, Taiwan, Hong Kong and Macau (referred to collectively as “Greater China”) and 33 additional countries in Asia. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
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
Our certificate of incorporation authorizes us to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. In addition, we have several series of warrants outstanding that may be exercised at any time; for example, as of the date hereof, we have outstanding Series A warrants to purchase up to 13,857,144 shares of common stock in July 2025, which will expire on the date that is the earlier of (i) 12 months from the date of issuance or (ii) 30 days after the date on which we first publicly disclose, whether by press release or Form 8-K filing, the FDA's acceptance of a BLA for INO-3107. Any such issuance of additional common stock, including on the exercise of warrants, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

Inovio Pharmaceuticals, Inc.

Date:	November 10, 2025	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 10, 2025	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)