Form 10-K
period 2025-12-31
INOVIO PHARMACEUTICALS, INC.
filed 2026-03-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2025 was approximately $74.3 million based on $2.04 per share, the closing price on that date of the Registrant’s Common Stock on the Nasdaq Capital Market.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 69,091,956 as of March 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement’) are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

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
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Part I, Item 1A., Risk Factors herein. These risk factors include, but are not limited to, the following:
•In December 2025, the FDA accepted INOVIO’s BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with RRP. As part of the submission, INOVIO requested a priority review, which is typically 6 months, but the FDA granted a standard 10-month review with a Prescription Drug User Fee Act (PDUFA) target date set for October 30, 2026. In the file acceptance letter the FDA noted as a potential review issue its preliminary conclusion that the company had not provided adequate information to justify eligibility for the accelerated approval pathway. In January 2026, INOVIO requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA has agreed to meet and requested that INOVIO complete an assessment aid. We submitted the assessment aid in February 2026 and are waiting to receive a meeting date. INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval, meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments, however the FDA may not agree with INOVIO’s position and may decide INO-3107 is not eligible for review under the accelerated approval program.
•Our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, and additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. If the FDA and comparable regulatory authorities in foreign jurisdictions do not provide marketing authorization for our CELLECTRA delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such devices.
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

•We face intense and increasing competition and steps taken by our competitors, such as the traditional approval of PAPZIMEOS for the treatment of RRP or the introduction of other new, disruptive technology, may impede our ability to develop and commercialize our DNA medicines
•We currently have a small commercial organization and no in-house sales team. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, if approved, we may not be able to generate product revenues.
•If products for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
•We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our DNA medicine candidates, could hinder or prevent our products' commercial success.
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
INO-3107 is an investigational DNA medicine designed to elicit an antigen-specific T cell response against both HPV-6 and HPV-11 proteins. These targeted T cells seek out and kill HPV-6 and HPV-11 infected cells, with the aim of potentially preventing or slowing the growth of new papillomas and reducing the need for surgery. We believe it has the potential to become the preferred treatment of both patients and their healthcare providers based on clinical results and tolerability data to date, and the simplicity of its patient-centric treatment regimen.
In 2023, we received feedback from the U.S. Food and Drug Administration (FDA) that the data from our completed trial of INO-3107 could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. Utilizing our breakthrough therapy designation, we requested rolling submission of our BLA in July 2025 and reported in November 2025 that we had completed the BLA submission.
In August 2025, PAPZIMEOS, a gorilla adenoviral vector-based immunotherapy, was approved for the treatment of adults with RRP. PAPZIMEOS is administered as adjuvant treatment following surgical debulking. Unlike INO-3107, PAPZIMEOS requires additional surgery prior to the third and fourth doses if visible papilloma are present to maintain minimal residual disease as part of the treatment regimen.
In December 2025, the FDA accepted INOVIO’s BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with RRP. As part of the submission, INOVIO requested a priority review, which is typically 6 months, but the FDA granted a standard 10-month review with a Prescription Drug User Fee Act (PDUFA) target date set for October 30, 2026. In the file acceptance letter the FDA noted as a potential review issue its preliminary conclusion that the company had not provided adequate information to justify eligibility for the accelerated approval pathway. In January 2026, INOVIO requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA has agreed to meet and requested that INOVIO complete an assessment aid. We submitted the assessment aid in February 2026 and are waiting to receive a meeting date. INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval, meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments.
In 2025 we presented key data regarding the development of INO-3107 at several scientific conferences. Highlights from the data include:
•81% (26/32) of patients experienced a reduction of one or more surgeries at Year 1 post-treatment
•By the end of Year 2, 91% (21/23) of evaluable patients continued to experience a reduction of one or more surgeries. Only two patients had not yet responded to treatment with INO-3107
•50% (14/28) required no surgery during Year 2 (complete response, CR), an increase from 28% (9/32) in Year 1 post-treatment
•INO-3107 demonstrated continued clinical benefit, with a persistent decline in the mean number of surgeries through Year 2 post-therapy: A 78% reduction in mean annual surgeries was seen at Year 2 compared to the 1 year pre-treatment period (0.9, n=28 vs 4.1, n=32)
•Clinical response was not dependent upon HPV viral loads, molecular subtype or other elements of the papilloma microenvironment
Other products in our development pipeline include INO-3112, a DNA immunotherapy candidate targeting HPV-16/-18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. In January 2024, we entered into a clinical collaboration and supply agreement with Coherus BioSciences, Inc., or Coherus, to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV-16/-18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial. We have also gained alignment with FDA on the design of the planned Phase 3 trial in the United States and received initial feedback from European regulatory authorities on the proposed design of the trial in Europe.
We are also developing mid-stage candidate INO-5401 in combination with INO-9012 as a potentially powerful cancer immunotherapy in combination with checkpoint inhibitors. INO-5401 plus INO-9012 has been previously investigated as a potential therapeutic treatment targeting a number of cancers, including glioblastoma (GBM), one of the most complex, deadly, and treatment-resistant cancers, and cancers exhibiting BRCA1 and BRCA2 mutations. INO-5401 encodes for INOVIO’s SynCon® antigens for hTERT, WT1, and PSMA, which are antigens. The National Cancer Institute has highlighted as important targets and designated as high priorities for cancer immunotherapy development. These three antigens have been reported to be over-expressed and often mutated in a variety of human cancers, including GBM. INO-9012 encodes for IL-12, which is a T cell immune activator.

Other pipeline candidates include those targeting HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We are also working to identify partnership opportunities for our DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody (DMAb) preclinical stage candidates and technology. We were previously conducting clinical trials of a DNA immunotherapy candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for, and potentially commercialize, the candidate in that jurisdiction.
Our partners and collaborators during 2025 included ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
All of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any material revenues unless and until we obtain marketing approval for and successfully commercialize INO-3107 and our other product candidates. We earn revenue from license fees and milestone revenue and collaborative research and development agreements and contracts. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant funding for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

Characteristics of DNA Medicines
DNA medicines are optimized DNA plasmids containing a gene encoding for a protein that is expressed once these plasmids are delivered into cells. We can design our plasmids to teach the body’s cells to produce a wide range of proteins, including antigens to elicit a specific immune response, therapeutic or prophylactic monoclonal antibodies or therapeutic proteins to replace defective or missing proteins in the body. These DNA medicines can generate antigen-targeted humoral and cellular immune responses based on the indication, including antigen-specific cytotoxic, or killer, T cell responses that are important for fighting cancer and viral infections. Some of the key characteristics of our DNA medicines include:
a.T Cell Responses: DNA medicines have demonstrated the ability to generate high levels of T cell (CD4+, CD8+, and memory) response along with antibody responses. CD8+ T cell responses are thought to play an important role in clearing tumors or virally infected cells.
b.Safety and Tolerability: DNA medicines have been well tolerated by clinical trial participants when evaluated against multiple disease targets. Our DNA medicines have been administered over 19,000 times across nearly 6,000 participants to date.
c.Ability to Re-dose: DNA medicines have been used in clinical trials to boost or sustain immune response via repeat administration.
d.Versatility: Our DNA medicines technology can be utilized to produce in vivo proteins or antigens key to treating or preventing various human diseases, such as cancer, viral infections or protein deficiencies.
e.Stability of Product: DNA medicines do not require to be kept frozen for storage or shipping.
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
CELLECTRA® Delivery Technology
DNA medicines need a pathway into the cell to work effectively. To help DNA plasmids, which are relatively large molecules to pass through the cell membrane, we use our proprietary CELLECTRA delivery technology. After injecting the DNA medicine either intramuscularly (IM) or intradermally (ID), CELLECTRA devices use electroporation (EP), or brief electrical pulses, to reversibly open small pores in the cell membrane, allowing DNA plasmids to enter. Through this process, the cellular uptake of the DNA plasmids can be substantially increased compared to the in vivo injection of DNA plasmids alone. This improved cellular uptake has enabled the immune responses and efficacy results observed in our clinical trials to date.
Our CELLECTRA device portfolio currently consists of two models (CELLECTRA 5PSP AND CELLECTRA 3PSP) designed for late-stage clinical use and potentially for eventual commercial use, and one device (CELLECTRA 2000) that we primarily utilize in earlier-stage clinical trials. These devices have been designed to optimize delivery of our DNA medicine candidates depending on the target disease. Our CELLECTRA 5PSP model provides intramuscular EP and is designed to be used with candidates addressing cancers and HPV-related pre-cancers. It uses a prefilled drug cartridge and delivers both the DNA medicine and the EP to the patient. CELLECTRA 5PSP was used in our Phase 3 trials (REVEAL1/REVEAL2) for cervical HSIL and will be used in our planned confirmatory trial for INO-3107, our DNA immunotherapy candidate for RRP. Our CELLECTRA 3PSP model was developed for intradermal EP delivery with support from the U.S. Department of Defense, the Center for Epidemic Preparedness Innovations, and the Bill & Melinda Gates Foundation. The small, handheld design is intended for mass administration and commercial use and will mainly be used with DNA medicine candidates addressing infectious disease. CELLECTRA 3PSP only delivers EP after a separate DNA medicine injection into the skin. In this case, the EP is delivered around the intradermal injection site.
CELLECTRA devices are validated and manufactured under Current Good Manufacturing Practices (cGMP). We have used CELLECTRA devices in global human clinical trials. We have CE-marked the CELLECTRA 5PSP model in the EU, which allows us to commercialize the device in the EU and other geographies that recognize CE-marking.
This graphic provides an overview of our DNA medicine platform:

DNA Medicines and HPV-related Diseases
There are more than 200 known types of HPV. It is believed that nearly all humans will become infected with at least some type of HPV during their lifetime, but most people are able to eliminate the virus before it causes disease. Certain types of HPV are known for being more difficult to clear and have a greater likelihood of leading to disease. For example, low-risk of malignancy types HPV-6 and HPV-11 may lead to benign growths (either warts or papillomas) that can develop into conditions such as RRP, while high-risk of malignancy types HPV-16 and HPV-18 may lead to cell changes and lesions, also known as precancerous dysplasia, that can become malignant and lead to cervical cancer. HPV causes nearly all cervical cancers and many cancers of the vagina, vulva, penis, anus, rectum, and oropharynx.
While there are currently vaccines available to prevent HPV infection, challenges with acceptance, accessibility, and patient compliance have resulted in many vaccine-eligible people remaining unvaccinated and at risk. It is estimated that even in the United States, only 50-60% of the eligible population has been vaccinated against HPV. In addition, current preventive HPV vaccines cannot treat or protect those already infected with the same HPV genotypes. As a result, there is still an urgent need for the development of HPV therapies that can treat existing infections and prevent the development of HPV-related diseases. The current standard of care for many HPV-related diseases, including RRP and many cancers, is surgery. These surgeries can be invasive and may be needed repeatedly because the underlying HPV infection is not eliminated by surgical intervention. In addition to surgery, other options are being explored to treat HPV-related diseases, including the usage of immune checkpoint inhibitors and other immunotherapies.
Our DNA Medicines in Development
The chart below provides an overview of our DNA medicines pipeline. We have focused our efforts and resources on those product candidates that we believe have the greatest potential to reach the market. The programs identified in the chart are described in more detail in the following pages.

Advancing a Diversified Clinical Pipeline

PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGISTRATION
DMAbs Various Targets	**INO-5401** BRCA 1/2 Mutation	**VGX-3100** Anal Dysplasia		**INO-3107** * RRP
DPROTs Various targets	**INO-4201** Ebola Booster	**INO-3112** Head & Neck Cancer		
DLNPs Various targets	**INO-6172** HIV	**INO-5412** + cadonilimab for Glioblastoma		
	INO-6160 HIV	**INO-5401** + cemiplimab for Glioblastoma		
	DMAbs COVID-19			

OUT-LICENSED

PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGISTRATION
			VGX-3100 ** Cervical Dysplasia (HSIL)	

HPV-RELATED DISEASES | IMMUNO-ONCOLOGY | INFECTIOUS DISEASES | VARIOUS DISEASE TARGETS

*BLA accepted for review under accelerated approval program in Dec 2025 with a target PDUFA date of Oct 2026 **VGX-3100 to Apollo Bio for China

19

(DMAb = DNA-encoded monoclonal antibody; DPROT = DNA-encoded protein technology; DLNP = DNA-launched nanoparticle)

INO-3107 for HPV-related RRP
RRP is a life-long, rare disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, these papillomas can cause severe, sometimes life-threatening airway obstruction and respiratory complications. A distinguishing aspect of RRP is the tendency for the papillomas to recur after surgical procedures to remove them because the underlying HPV infection remains. If RRP develops in the lungs, affected individuals can potentially experience recurrent pneumonia, chronic lung disease, also known as bronchiectasis, and, ultimately, progressive pulmonary failure. In approximately 2% of cases, RRP can develop into squamous cell carcinoma. Additional symptoms of RRP can include a hoarse voice, difficulty sleeping and swallowing, and chronic coughing. RRP symptoms are usually more severe in children than in adults. The most widely cited U.S. epidemiology data, published in 1995, estimated that there were approximately 14,000 active cases for both adults and juveniles, and about 1.8 new cases per 100,000 adults each year. The standard of care for RRP is repeated surgery. PAPZIMEOS, a gorilla adenoviral vector-based immunotherapy, was approved for the treatment of adults with RRP in August 2025. PAPZIMEOS requires additional surgery prior to the third and fourth doses if visible papilloma are present to maintain minimal residual disease as part of the treatment regimen.
We are developing our lead product candidate, INO-3107, for the treatment of HPV-6 and HPV-11-associated RRP. INO-3107 is an immunotherapy composed of two plasmids, one encoding for HPV-6 and HPV-11 E6 and E7 antigens, and one encoding for human interleukin-12 (IL-12). We believe INO-3107 has the potential to become the preferred treatment of both patients and their healthcare providers based on clinical results and tolerability data to date, and the simplicity of its patient-centric treatment regimen, which does not require additional surgery during the treatment window to maintain minimal residual disease.
In November 2025, we announced that we had submitted our BLA for INO-3107 as a treatment for adults with RRP under the FDA’s accelerated approval program. The FDA had previously indicated that the data from our completed Phase 1/2 trial of INO-3107 could be used to support the submission of a BLA for review under their accelerated approval program. In December 2025, the FDA accepted INOVIO’s BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with RRP. As part of the submission, INOVIO requested a priority review, which is typically 6 months, but the FDA granted a standard 10-month review with a Prescription Drug User Fee Act (PDUFA) target date set for October 30, 2026. In the file acceptance letter the FDA noted as a potential review issue its preliminary conclusion that the company had not provided adequate information to justify eligibility for the accelerated approval pathway. In January 2026, INOVIO requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA has agreed to meet and requested that INOVIO complete an assessment aid. We submitted the assessment aid in February 2026 and are waiting to receive a meeting date. INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval, meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments.
In February 2025, the full safety and efficacy results from an open-label, multi-center, Phase 1/2 trial ( RRP-001) were published in the scientific journal Nature Communications after having been presented in October 2024 at the International Society of Vaccines Congress.
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
The February 2025 Nature Communications publication also included immunology data from the RRP-001 trial, which had previously been presented at the 2024 American Association for Cancer Research (AACR) Special Conference: Tumor Immunology and the Immunotherapy and the International Papillomavirus Conference. These data support the mechanism of action of INO-3107 and demonstrated the ability of INO-3107 to induce antigen-specific T cell responses against HPV-6 and HPV-11 and drive recruitment of those T cells into airway tissues and papilloma of RRP patients, resulting in the slowing or elimination of papilloma regrowth. The immunology data showed that INO-3107 induced significant clonal T cell expansion in the blood, including antigen-specific killer T cells and T cell infiltration into airway tissue, which was positively associated with clinical response. The immunology data was consistent with the clinical effect observed in the RRP-001 trial, which showed an elimination or reduction in the incidence of papilloma in the airway of RRP patients. In the immunological assessment, the T cell infiltration observed in airway tissues of clinical responders was predominantly comprised of a T cell population detectable only after administration of INO-3107.
In August 2025, data from a retrospective trial (RRP-002) were published in The Laryngoscope showing that patients exhibited extended durability of clinical response and further reduction in surgical burden when evaluated two and three years after initial dosing. RRP-002 included 28 of the 32 participants from the RRP-001 trial. In RRP-002 half of the patients treated with INO-3107 achieved a complete response (CR) and required no surgery when evaluated at the end of year two and into year three post initial treatment, increasing from the initial CR rate of 28% at the end of the first year. Patients experiencing a 50-100% reduction in surgeries (ORR) increased from 72% at the end of the initial 12-month Phase 1/2 trial (Year 1) to 86% at the end of the second 12-month period (Year 2). The mean number of surgeries was reduced from 4.1 in the pre-treatment period (the 52 weeks prior to beginning treatment with INO-3107) to 1.7 for Year 1 to 0.9 for Year 2. Partial data into the third 12-month period (Year 3 - median follow up 2.8 years following initial treatment) continued the trend of improvement and a reduced number of surgeries. INO-3107 was also well tolerated, with no serious adverse events or long-term safety concerns identified
The FDA granted INO-3107 Orphan Drug Designation (ODD) in July 2020 and Breakthrough Therapy Designation in 2023. The European Commission has also granted INO-3107 Orphan Drug Designation. In 2024, INO-3107, was designated an innovative medicine as part of the U.K.'s Innovative Licensing and Access Pathway (ILAP). In 2024, the European Medicines Agency's Committee for Advanced Therapies (CAT) certified the quality and non-clinical data for INO-3107, confirming that the chemistry, manufacturing and controls (CMC) data and nonclinical results available to date comply with the scientific and technical standards that would be used for evaluating a European Marketing Authorization application.
INO-3112 for the Treatment of HPV-related Oropharyngeal Squamous Cell Carcinoma, or OPSCC
INO-3112 is a DNA immunotherapy consisting of two plasmids targeting HPV-16 and HPV-18 E6 and E7 antigens combined with a DNA plasmid encoding for the human IL-12 cytokine used as an immune activator. Results from a Phase 1/2a trial of INO-3112 alone in 22 HPV-positive head and neck squamous cell carcinoma (HNSCC) patients, published in Clinical Cancer Research in 2019, included the observation of T cell responses and infiltration of CD8+ T cells into the head and neck tumors. In early 2023, updated results were published in Clinical Cancer Research from a Phase 1b/2a trial of INO-3112 in combination with AstraZeneca’s PD-L1 immune checkpoint inhibitor, durvalumab, showing an ORR of 27.6% with 4 complete responses and 4 partial responses in the overall group of 29 evaluable patients and increased presence of peripheral HPV-specific T cells and tumoral CD8+ T cells. Further, the efficacy of the combination of INO-3112 with durvalumab resulted in a median overall survival, or OS, of more than 29 months. This is an improvement over historical data for immune-checkpoint blockade therapy alone, or in combination with other HPV therapeutic vaccines and almost three times the historical overall survival period for monotherapy durvalumab in a similar patient population. Objective responses, including complete responses, occurred independently of PD-L1 expression, which contrasts with historical data for durvalumab.
In January 2024, we announced a clinical collaboration and supply agreement with Coherus to evaluate the combination of INO-3112 and LOQTORZI™ as a potential treatment for patients with locoregionally advanced, high-risk, HPV-16/-18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial to be conducted by us. We have submitted our Phase 3 trial design to the FDA and European regulators and gained alignment with FDA on the proposed trial design. We have also received initial feedback from European regulatory authorities on the proposed design of the trial.
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
VGX-3100 for the Treatment of Anal or Perianal HSIL
HPV-16 and HPV-18 infections can cause precancerous lesions of the anus (anal HSIL). Left untreated, anal HSIL may progress to cancer. Spontaneous regression of anal HSIL is observed in approximately 20% of patients. Persistent infection with one or more high-risk HPV genotypes is responsible for a large portion of anal cancer. In the United States, about 55% to 80% of anal HSIL cases are associated with HPV-16/-18, and worldwide about 80% of anal HSIL cases are associated with HPV-16/18. In the United States, over 90% of anal cancer is attributable to HPV, and about 87% of those HPV anal cancers are attributable to HPV-16/-18 specifically.
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
INO-5401 for the Treatment of Glioblastoma Multiforme (GBM)
Glioblastoma multiforme, or GBM, is the most common aggressive type of brain cancer. In the United States, the median age at diagnosis is 65 years, and the incidence rate increases thereafter. Prognosis is extremely poor, and a limited number of new therapies have been approved over the last 10 years; average survival for U.S. patients has been reported to be as low as 8 months with a five-year overall survival (OS) rate of less than 10%. The overall incidence of GBM varies worldwide but is highest in North America, Australia and Northern and Western Europe. In the United States, the average age-adjusted incidence rate of GBM is 3.19 cases per 100,000 persons.
Our DNA immunotherapy candidate INO-5401 consists of three DNA plasmids encoding for three tumor-associated antigens: Synthetic Consensus (SynCon) human Telomerase Reverse Transcriptase (hTERT), SynCon Wilms Tumor gene-1 (WT1) and SynCon Prostate-Specific Membrane Antigen (PSMA).
We have conducted a Phase 1/2 immuno-oncology trial of INO-5401 and INO-9012 (a DNA plasmid encoding for the human IL-12 cytokine) in 52 participants with newly diagnosed GBM, in combination with cemiplimab (Libtayo®), a PD-1 immune checkpoint inhibitor developed by Regeneron Pharmaceuticals. The primary endpoint was safety and tolerability, and the trial also evaluated immunogenicity as well as efficacy based on OS rates.
We presented the OS data at the 2022 American Society of Clinical Oncology (ASCO). Median OS in patients with an unmethylated MGMT promoter (Cohort A) was 17.9 months, which compared favorably to historical durations between 14.6 and 16 months. Median OS in patients with an MGMT methylated promoter (Cohort B) was 32.5 months, which also compared favorably to historical durations between 23.2 and 25 months. Overall, co-administration of INO-5401 with INO-9012 and with Libtayo and RT/TMZ (radiation and temozolomide) was well tolerated. Treatment was also observed to be immunogenic, eliciting antigen-specific T cells that may infiltrate GBM tumors. As of the end of 2025 GBM patients in the trial remained on drug treatment.
Building on this data, in March 2026 we announced a clinical trial collaboration and supply agreement with Akeso, Inc. (9926.HK) to evaluate INO-5412 (INO-5401 and INO-9012 combined into a single vial) in combination with cadonilimab, Akeso’s first- in-class PD-1/CTLA-4 bispecific antibody, in GBM. This combination therapy was selected for study as a part of the INdividualized Screening trial of Innovative Glioblastoma Therapy (INSIGhT), an innovative Phase 2 adaptive platform trial sponsored by the Dana Farber Cancer Institute that was designed to quickly and efficiently find new treatments for GBM. The novel combination of INO-5412 with cadonilimab to treat GBM could potentially benefit patients by providing additional checkpoint inhibition through CTLA-4 binding.
INO-5401 for the Prevention of Cancer for People with BRCA1/2 Mutation
We are collaborating with researchers at the University of Pennsylvania to conduct a Phase 1b investigator-sponsored trial to evaluate the tolerability and immunogenicity of INO-5401 alone or in combination with INO-9012, in each case delivered with our CELLECTRA device, for adult cancer and non-cancer patients with BRCA1 or BRCA2 mutations. All humans have BRCA1 and BRCA2 genes, but some people are born with an error, or mutation, in one of these genes. People with a gene mutation in either BRCA1 or BRCA2 are at a heightened risk for certain cancers, including breast, ovarian, prostate, and pancreatic cancers. These gene mutations can be passed on to children by either men or women. This trial is ongoing.

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
COVID-19 DNA-encoded Monoclonal Antibodies (DMAb®)
Using our GOAL technology, we are able to create precisely designed DNA plasmids encoding for specific monoclonal antibodies (mAbs). The plasmids are delivered directly into cells of the body using our CELLECTRA delivery system, enabling the body to manufacture in vivo its own DNA encoded mAbs (DMAbs), as opposed to conventional injections of ex vivo produced recombinant mAbs. We believe this approach provides potentially significant advantages in terms of design simplicity, rapidity of execution, lower production costs and sustained, long term mAb production within the body. We expect to design DMAb product candidates for new disease targets that may not be currently addressable with conventional recombinant mAbs and also targets of existing, commercially available mAb products.
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
In 2022, Wistar announced the dosing of the first participant in a Phase 1, open-label, single-center, dose escalation trial to evaluate the safety, tolerability and pharmacokinetic profile of the mAb product candidates encoded on our DNA plasmids, administered intramuscularly followed immediately by electroporation using our CELLECTRA 2000 device in a 1- dose (Day 0), 2-dose (Days 0 and 3) and 4-dose regimen (Days 0, 3, 28 and 31) in healthy adults (NCT05293249).
In September of 2025, results from the clinical study were published in Nature Medicine. In the trial, all participants (39/39) maintained biologically relevant levels of DMAbs through week 72 follow up, confirming the durability of in vivo antibody production, and the expressed DMAbs remained functional, successfully binding to the SARS-CoV-2 Spike protein and neutralizing the SARS-CoV-2 pseudovirus target in all tested participants, confirming functional activity. Importantly, no participant developed anti-drug antibodies (ADA) across ~1,000 blood samples. ADA is a common challenge observed in other gene-based delivery platforms, such as adeno-associated virus (AAV) mediated antibody expression. Additionally, the administration of our DMAb DNA Medicines were well tolerated, with the most common side effects being mild, temporary injection site reactions, such as pain and redness. Investigators are continuing pharmacokinetic analyses of clinical samples from the trial for additional insights about the duration of the DMAb expression within the body.
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
In 2021, we announced complete enrollment of a 46-participant Phase 1b trial (NCT04906629) in which our DNA medicine candidate INO-4201 was assessed as a heterologous booster in healthy volunteers previously vaccinated with ERVEBO. In 2023, we announced results from the Phase 1b trial. INO-4201 was well tolerated and boosted humoral responses in all 36 participants treated in the trial. In 2024 we announced new antibody response data from the Phase 1b trial. Utilizing the FANG assay, which allows us to more accurately benchmark our data against the primary vaccines on the market, we observed that INO-4201 elicited strong antibody responses, comparable to the ERVEBO primary series vaccination. We and our collaborators published the data from this Phase 1b trial in the peer-reviewed scientific Clinical Microbiology and Infection journal (in press).
In 2024, we also submitted a proposed Phase 2 trial design to the FDA. We have been advised that the FDA is in alignment with our proposal to use a non-human primate (NHP) challenge study to immunobridge to the Phase 2 clinical study. Results from these two studies would subsequently inform the design of a potential Phase 3 study.
INO-6160 for HIV
We are developing our DNA medicine candidate INO-6160 as a prophylactic vaccine against human immunodeficiency virus, or HIV. INO-6160 is composed of one plasmid encoding for an HIV trimer and one encoding for the human IL-12 cytokine. The tolerability and immunogenicity of INO-6160 has been evaluated in a Phase 1 trial that was externally sponsored and funded by the National Institute of Allergy and Infectious Diseases, or NIAID. The trial was a randomized, 20-participant, open-label Phase 1 trial.
DNA-Launched Nanoparticles (DLNPs)
We and our collaborators at the Wistar Institute are applying our experience in DNA vaccine development toward the development of the next generation of DNA medicine technology, by investigating DNA-launched nanoparticles, or DLNPs, initially targeting infectious diseases vaccines. INO-6172, our first DLNP to enter clinical trials, is in a Phase 1 trial sponsored and funded by NIAID. INO-6172 contains two plasmids, one encoding for the DLNP and one encoding for human IL-12. The trial is a randomized, 45-participant, open-label Phase 1 trial evaluating the safety and immunogenicity of INO-6172 in adults without HIV. The follow up period of the trial is completed with analysis ongoing. Additional preclinical work with the DLNP technology is progressing at the Wistar Institute for other HIV DNA vaccine candidates.
DNA Encoded Protein Technology (DPROT)
Our DNA-encoded protein technology, or DPROT platform is a new approach to therapeutic protein replacement that aims to address some of the shortcomings of conventional therapeutic protein replacement that uses either repeated recombinant protein injections, infusions or viral based gene therapy. Similar to our DMAb technology, DPROT targets long-term protein expression within the body with the ability to re-dose due to the lack of anti-vector immunity. Research is currently in the preclinical stage for various targets. In November 2025 we presented promising preclinical data on DPROTs candidates targeting hemophilia A at the World Federation of Hemophilia Global Forum, demonstrating the technology’s potential to address the shortcomings of conventional therapeutic protein replacement treatments, including AAV-based gene therapy approaches.
Collaboration and Alliances

In addition to our current collaboration with ApolloBio Corporation described below, our other partners and collaborators in 2025 include AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Cancer Institute (NCI), National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences (PLS), Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania, , and The Wistar Institute. In 2017, we entered into an Amended and Restated License and Collaboration Agreement (the "ApolloBio Agreement"), with ApolloBio Corporation ("ApolloBio"), which was amended in June 2023. Under the terms of the ApolloBio Agreement, we granted to ApolloBio the exclusive right to develop and commercialize VGX-3100, our DNA immunotherapy product candidate designed to treat pre-cancers caused by HPV, within the agreed upon territories.
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
ApolloBio dosed its first participant in a separate Phase 3 trial in China (HPV-303CHN) in 2021. In 2025 they completed enrollment and dosing for their Phase 3 trial in China. The trial remains ongoing as of the date of this report. ApolloBio is responsible for all communications about the result of this trial.
Competition
As we develop and seek to ultimately commercialize our product candidates, we face and will continue to encounter competition with an array of existing or development-stage drug and immunotherapy approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major bio-pharmaceutical companies, broadly engaged in immunotherapy/vaccine research and development. These include AbbVie, AstraZeneca, BioNTech, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Janssen Pharmaceuticals (part of J&J), Merck, Moderna, Novartis, Pfizer, Roche, and Sanofi-Aventis. There are also various development-stage biotechnology companies involved in different immunotherapy and vaccine technologies, including but not limited to Agenus, AIVITA, Barinthus Biotherapeutics (formerly Vaccitech), BL Corp, BlueSphere Bio, Dynavax, Entos Pharma, Flow Pharma, Frantz Viral Therapeutics, Immunocore, Immunome, Imunon, ImVax, Iovance, Genexine, Mimivax, Nektar, Northwest Therapeutics, Novavax, Nykode, Precigen, and PapiVax. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are also seeking to treat early HPV infections. For RRP, Precigen received an unexpected traditional approval for PAPZIMEOS in August 2025 and launched the product commercially in the U.S. later in the year. As a result, we may be at a potential competitive disadvantage in this indication, if approved, as INO-3107 would be a second entrant. Other companies have started to explore RRP as a disease target, including Nykode, Merck and Cytovation. For head and neck cancers, AstraZeneca is developing a bispecific antibody targeting PD-1 and TIGIT for locoregionally advanced head and neck squamous cell carcinoma, while the National Cancer Institute is conducting a Phase 3 study with the immunotherapy nivolumab (Bristol-Myers Squibb’s Opdivo) in HPV-positive oropharyngeal cancer. MimiVax is developing an immunotherapy for GBM and there is an ongoing Phase 2b trial in newly diagnosed disease. Other companies are pursuing different approaches to pre-cancers and cancers we are targeting.
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
Viral Vector-based Vaccine Delivery
This technology utilizes a virus as a carrier, or vector, to deliver genetic material into target cells. The method is efficient for delivering DNA encoding immunotherapy antigens and has the advantage of mimicking real viral infection so that the recipient will mount a broad immune response against the immunotherapy. A potential limitation of the technology stems from problems with unwanted immune responses against components of the viral vector itself, making it difficult for some patients to mount an initial immune response and diminished efficacy upon repeated administration to boost or maintain immune responses. PAPZIMEOS is based on a Gorilla adenoviral-vector.
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
Manufacturing
We rely on third parties for the manufacture of clinical supplies for the DNA plasmid component of all of our product candidates. We have service agreements in place with multiple manufacturers for drug substance and drug product depending on the product and clinical stage, including Richter BioLogics, Kaneka Eurogentec, Gedeon Richter and Alliance Medical Products.
Replacement of any third-party manufacturer would require us to qualify new manufacturers and negotiate and execute contractual agreements with them. If any of our supply or service agreements with third-party manufacturers are terminated, we would likely experience delays and additional expenses.
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
We manufacture our CELLECTRA device at our device manufacturing facilities located in San Diego. Most of the principal materials we use in our manufacturing operations to assemble our devices are available from more than one source. However, we have single source suppliers for molded plastic parts, machined metal parts and fully assembled printed circuit boards (PCBs). In the event one of these suppliers was unable to provide the materials or product, we would generally seek to maintain sufficient inventory to supply the market until an alternative source of supply can be implemented. However, in the event of an extended failure of a supplier, it is possible that we could experience an interruption in supply until we could establish new sources or, in some cases, implement alternative processes.
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
We currently have a small commercial organization to support pre-commercial activities and launch planning for our DNA medicine candidates, if approved, and we do not currently have a sales organization. In order to successfully commercialize INO-3107 or any other products that may receive regulatory approval, we must build our marketing, sales, access/distribution, and other capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party contractors or partners to sell our products. Outside the United States, our strategy is to enter into arrangements with third-party commercial partners for any of our product candidates that obtain marketing approval.
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
As of December 31, 2025, our patent portfolio included approximately 45 issued U.S. patents and approximately 40 U.S. patent applications as well as approximately 500 issued foreign counterpart patents and approximately 355 counterpart foreign patent applications. These are comprised, in part, of:
•two issued U.S. patents, four U.S. patent applications, four issued foreign counterpart patents and approximately 60 counterpart foreign patent applications directed to treatment of RRP;
•nine issued U.S. patents and four U.S. patent applications, as well as approximately 90 issued foreign counterpart patents and approximately 20 counterpart foreign patent applications, directed to treatment of GBM;
•approximately 30 issued U.S. patents and approximately 30 U.S. patent applications, as well as approximately 225 issued foreign counterpart patents and approximately 240 counterpart foreign patent applications, directed to our other earlier-stage product candidates; and
•four issued U.S. patents and three U.S. patent applications, as well as approximately 180 issued foreign counterpart patents and approximately 40 counterpart foreign patent applications, directed to our device delivery systems.
Our issued patents directed to RRP directed to treatment of RRP expire between about 2041 and 2043 and our pending patent applications directed to treatment of RRP, if issued, would expire between about 2040 and 2045. Our issued patents directed to treatment of GBM expire between about 2027 and 2037 and our pending patent applications, if issued, would expire between about 2027 and 2045. Our issued patents directed to our other product candidates expire between about 2027 and 2036 and our pending patent applications, if issued, would expire between about 2027 and 2046. Our issued patents directed to our device delivery systems expire between about 2027 and 2036 and our pending patent applications, if issued, would expire between about 2027 and 2036.
Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries in which we file patent applications, including the United States, the patent term is 20 years from the date of filing of the first non-provisional patent application to which priority is claimed (however for design patents, the patent term varies on a country-by-country basis). In some instances, a patent term can be extended under certain circumstances, such as patent term extension or patent term adjustment; alternatively, a patent term may be shortened, for example in the United States, if a patent is terminally disclaimed over an earlier-filed patent. Protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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
Once a BLA has been accepted for filing, which occurs, if at all, 60 days after the BLA’s submission, the FDA’s goal is to review BLAs within ten months of the filing date for standard review or six months of the filing date for priority review. The review process is often significantly extended by FDA requests for additional information or clarification. If not accepted for filing, the sponsor must resubmit the BLA and begin the FDA’s review process again, including the initial 60-day review to determine if the application is sufficiently complete to permit substantive review.
The FDA may also accept the submission of a BLA under its Accelerated Approval Program, which was instituted to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but may not it itself be the final measure of clinical benefit. The use of a surrogate endpoint can considerably shorten the time required prior to receiving FDA approval. Companies are still required to conduct studies to confirm the anticipated clinical benefit. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA would grant full approval for the drug. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to the removal of the drug from the market.
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
In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. Moreover, the constituent parts of a combination product retain their regulatory status, for example, as a biologic or device, and as such, we may be subject to additional requirements in the Quality Management System Regulation, or QMSR, applicable to medical devices, such as design controls, purchasing controls, and corrective and preventive action. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.
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
Healthcare Reform
In both the United States and certain foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes to the healthcare system that impact the ability to sell pharmaceutical products profitably. In the United States, the federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which substantially changed the way healthcare is financed by both governmental and private insurers.
There have been amendments to and judicial and Congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare

Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;
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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales and medical representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•additional state and local laws such as laws in California and Massachusetts, which mandate implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other state and local laws, such as laws in Vermont, Maine, and Minnesota which require reporting to state governments of gifts, compensation, and other remuneration to physicians.
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
Significant Customers and Research and Development
During the years ended December 31, 2025 and 2024, we derived 100% of our revenue from ApolloBio.
Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our electroporation technologies and immunotherapies. Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Our research and development expense was $54.2 million in 2025 and $75.6 million in 2024.
Geographic Information
All of our revenue for the years ended December 31, 2025 and 2024 was earned in the United States. All of our long-lived assets are located in the United States.
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
Employees and Human Capital Resources
As of March 11, 2026, we employed 112 people on a full-time basis. Of the total, 84 were in product research, which includes research and development, quality assurance, clinical, engineering and manufacturing, and 28 were in general and administrative functions, which includes corporate development, information technology, legal, commercial, investor relations, finance and corporate administration. Approximately one-half of our workforce is comprised of women and approximately one-

half is comprised of individuals with ethnically diverse backgrounds. In addition, four of the eight members of our board of directors are women. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
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
Employee Engagement
As we work to make an impact on how healthcare is delivered, we believe it is critical that our employees are informed and engaged. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings and our company intranet, and acknowledge individual contributions to our company’s success through several rewards and recognition initiatives. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work.
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
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of December 31, 2025, we had an accumulated deficit of $1.8 billion and had cash, cash equivalents and short-term investments of $58.5 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, March 12, 2026, will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements.
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
We have experienced significant operating losses over the last several years. As of December 31, 2025 our accumulated deficit was $1.8 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities and seek to commercialize INO-3107, which, if approved, would be our first marketed product. We may never successfully commercialize INO-3107 or our other DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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

Risks Related to Product Development, Manufacturing and Regulatory Approval
Our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, and additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. If the FDA and comparable regulatory authorities in foreign jurisdictions do not provide marketing authorization for our CELLECTRA delivery devices, then we will not be able to bring to market our DNA medicines that rely on delivery by such devices.
Our proprietary device and DNA medicine candidates are regulated as combination products. We will need to receive marketing authorization for both the device and biologic constituent parts of our products. In the United States, this comes in the form of a single BLA with input from the FDA’s device regulators, but in other jurisdictions there may be separate marketing authorizations for the device and biologic constituent parts, both of which will be necessary in order to sell our products. If we do not obtain marketing authorization for both the device and biologic constituent parts of our products, we will be unable to sell our products, which will significantly impair our ability to generate any revenues.
The regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our combination products as well as the evaluation of our device design, manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our proprietary device and DNA medicine candidates are both safe and effective for each indication for which approval is sought. In determining what is needed to demonstrate the safety and effectiveness of a combination product, the FDA takes into account the questions and considerations, reflected in the statutory and regulatory provisions associated with each constituent part in the FDA’s review of the combination product as a whole and its constituent parts. This includes how the constituent parts may interact and interrelate and is a complex process. To the extent that our DNA medicine candidates are manufactured at multiple sites or using different processes, we will also need to demonstrate comparability across the manufacturing batches in order to obtain regulatory approval. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals for our proprietary device and any of our DNA medicine candidates currently under development. Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.
The FDA has substantial discretion in the approval process and may form the opinion after review of our data that our BLA currently under review is insufficient to allow approval of INO-3107 and instead issue a complete response letter. If the FDA does not approve our BLA, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.
It is possible that none of our product candidates or any product we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to commence product sales. While our CELLECTRA 5PSP is CE-marked in the European Union, INO-3107 requires marketing authorization approval in order that we may commercialize the combination product. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our products, generating revenues and achieving and sustaining profitability.
Pursuing accelerated approval for INO-3107 or any of our other product candidates may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
We are pursuing accelerated approval for INO-3107 for the treatment of RRP and may in the future decide to pursue accelerated approval for one or more of our other product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval.
Our pursuit of accelerated approval for INO-3107 and any future product candidates would be on the basis that there is no available therapy for a particular disease or condition or that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. For example, in light of the FDA’s approval of PAPZIMEOS (zopapogene imadenovec-drba) for the treatment of RRP in adults, we anticipate that the FDA will not approve our BLA for INO-3107 under the accelerated approval pathway unless we demonstrate that INO-3107 provides a clinically meaningful benefit over existing therapies, including PAPZIMEOS. The treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.
Whether our completed Phase 1/2 clinical trial of INO-3107 will be sufficient to support FDA approval under the accelerated approval pathway will only be determined by the FDA upon review of the submitted BLA. If the FDA determines that the accelerated approval pathway is not available to INO-3107, it would require that we seek full approval instead, and the clinical data from our Phase 1/2 trial may be insufficient to support full approval such that we could receive a complete response letter and be required to conduct a comparative trial in order to resubmit our BLA, which would result in material delay and cost in the development program and would materially impact our business and financial condition.
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
•collecting, reviewing and analyzing our clinical trial data; and
•global unrest, including geopolitical conflicts, global pathogen outbreaks or pandemics, terrorist activities, bank failures and other economic and other external factors beyond our control.
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
No DNA medicines have been approved to date by the FDA. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of DNA medicine, or other products that are perceived to be similar to DNA medicines, such as those related to other nucleic acid based vaccines such as mRNA vaccines, gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. Our pipeline of DNA medicine candidates could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.
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
Risks Related to Commercialization of Our DNA Medicine Candidates
We currently have only a small marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, if approved, we may not be able to generate product revenues.
We currently have only a small commercial organization to support pre-commercial activities for our proprietary device and DNA medicine candidates, if approved. In order to successfully commercialize INO-3107 or any other products that may receive regulatory approval, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of a sales force, either on our own or in conjunction with third parties, will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop or acquire this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In the event we are unable to successfully develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our DNA medicine candidates which would negatively impact our ability to generate product revenues.
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
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Third-party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. Moreover, the U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We may not be able to obtain third-party payor coverage or reimbursement for our products in whole or in part. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future.
Risks Related to Employee and Operational Matters

We face intense and increasing competition and steps taken by our competitors, such as the approval of PAPZIMEOS for the treatment of RRP or the introduction of other new, disruptive technology, may impede our ability to develop and commercialize our DNA medicines.
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
We may have actions brought against us by stockholders relating to past transactions, changes in our stock price or other matters, and there can be no guarantee that we will not become subject to similar claims in the future. For example, a purported shareholder class action complaint has been filed against us, naming us and our executive officers as defendants, and alleging that we made materially false and misleading statements regarding the submission to the FDA and the FDA’s review timeline for the Company’s Biologics License Application for INO-3107 in violation of certain federal securities laws.
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
Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on ApolloBio, which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, including the threat of a trade war between the United States and China, could lead to supply chain disruptions or increased costs for clinical materials manufactured in China that are necessary for our development efforts. Certain Chinese biotechnology companies and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact our ability to secure the materials we need for our product candidates. For example, the BIOSECURE Act that was signed into law on December 18, 2025, targets U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We may also be exposed to fluctuations in the value of the local currency in China. These disruptions, failures or uncertainties may have adverse impacts on the development of our product candidates, our ability to commercialize our DNA medicine candidates, if approved, our business operations, our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In 2025, widespread reductions in force among federal agencies occurred and may adversely impact the ability of FDA to timely review applications, including our planned BLA. The prolonged government shutdown and reduction of personnel and funding levels could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If our information technology systems, or those of third parties with whom we work, or our data, are or were to be compromised, we could experience material adverse consequences resulting from such compromise.

We rely to a large extent upon information technology systems to operate our businesses, some of which are managed, hosted provided and/or used for third-parties or their vendors. We collect, store and transmit large amounts of confidential, proprietary or otherwise sensitive information (including personal information and pseudonymized information), and we deploy and operate an array of technical and procedural controls designed to maintain the confidentiality, availability and integrity of such information as appropriate. A significant breakdown, invasion, corruption, destruction, interruption, unavailability or other compromise of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other supply chain problems that could unexpectedly compromise our information and network security.
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the compromise of information processed by us or our third-party providers. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten our information and information technology systems and those of third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources such as traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through error or malfeasance), sophisticated national states and nation-state support actors (for example, in conjunction with military conflicts). During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks. We and they are subject to a variety of evolving threats, including but not limited to business interruption, loss of information, theft of information or reputational damage from industrial espionage attacks, malware or other cyber-attacks (including ransomware), social-engineering attacks (including through deep fakes which may be increasingly more difficult to identify as fake and phishing attacks), malicious code (such as viruses and worms), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, telecommunications failures, natural disasters, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats, any of which may compromise our system infrastructure or lead to data compromise. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data, reputational harm, diversion of funds and the potential loss of income. Extortion payments may alleviate some of the negative impact of a ransomware attack but we may be unwilling or unable to make such payments. Remote work poses increased risks to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities resent in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during diligence of such acquired or integrated entities and it may be difficult to integrate such entities into our information technology environment and security programs.
We rely on third parties to operate critical business systems or to process sensitive information in a variety of contexts, including without limitation, cloud-based infrastructure, personnel email, data hosting, and other functions. Our ability to monitor these third parties’ information security practices is limited and they may not have adequate information security measures in place. If they were to experience a security incident or other interruption, we could also experience adverse consequences. While we may be entitled to damages if those third parties fail to satisfy their privacy or security-related obligations to us, any aware may be insufficient or we may be unable to recover such award.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with our personnel’s or vendors’ use of AI technologies, including generative AI. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI technology. Additionally, where an AI technology ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
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
Our contracts may not contain relevant limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
There have been amendments to and executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx. U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
•the Health Insurance Portability and Accountability Act, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

Similar to the federal healthcare program Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH and related regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain individuals and entities;
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
•the Federal Food, Drug and Cosmetic Act, or FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;
•the U.S. Foreign Corrupt Practices Act, which, among other things, prohibits companies issuing stock in the U.S. from bribing foreign officials for government contracts and other business;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state and local laws requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales and medical representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•additional state and local laws such as laws in California and Massachusetts, which mandate implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other state and local laws, such as laws in Vermont, Maine, and Minnesota which require reporting to state governments of gifts, compensation, and other remuneration to physicians.
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
•changes in accounting principles;
•global unrest including geopolitical risks and conflicts, terrorist activities, bank failures, and other economic and other external factors; and
•catastrophic weather and/or global disease pandemics.
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
Under Sections 382 and 383 of the revised Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant shareholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which would be outside our control. If our ability to use our net operating losses and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes to offset our future taxable income. In addition, the U.S. federal net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but such net operating loss carryforwards are permitted to be utilized in any taxable year to offset no more than 80% of the taxable income in such year. There is also a risk that due to changes in laws and regulations, such as alternative minimum taxes or suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires certain businesses to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.
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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the UK and the European Economic Area, or EEA, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have in the past and may adopt in the future similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Other jurisdictions have adopted or may adopt stringent data localization and cross-border data transfer laws, such as the U.S. Department of Justice’s Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.
Other jurisdictions and regulators have adopted or may adopt stringent data localization and cross-border data transfer laws, such as the U.S. Department of Justice’s rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that has in the past and may in the future impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and has in the past and may in the future impact our ability to engage in certain transactions or agreements with certain third parties.
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

Our personnel and certain third parties with whom we work may use generative AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI technology, AI models could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which has in the past and may in the future be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
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
Our certificate of incorporation authorizes us to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. In addition, we have several series of warrants outstanding that may be exercised at any time; for example, as of the date hereof, we have outstanding Series A warrants, issued in the Company's July 2025 underwritten public offering, to purchase up to 13,564,288 shares of common stock, which will expire on March 31, 2026. Any such issuance of additional common stock, including on the exercise of warrants, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. For example, the OBBBA, along with prior U.S. federal tax reform legislation, enacted many significant changes to the U.S. taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes under certain circumstances, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. It is uncertain if and to what extent various states will conform to the federal tax law. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years.
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
Our Information Technology department (“IT Department”) (including its Vice President), with support from service providers, helps identify, assess and manage our cybersecurity threats and risks. The IT Department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods. For example, the methods include manual and automated tools; subscriptions to reports and services that identify cybersecurity threats; analysis of threat and threat actor reports; threat environment scans; law enforcement coordination; audits; threat assessments; and vulnerability assessments.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including the Vice President of the IT Department. This individual has previously held roles as a head of cybersecurity, cybersecurity consultant and information security specialist for other organizations. This individual holds several certifications related to cybersecurity including Certified Information Systems Security Professional (CISSP).
The IT Department reports to our Chief Financial Officer (CFO) who is responsible for helping the IT Department hire appropriate personnel, integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Vice President of the IT Department is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CFO. The Vice President of IT and the CFO work with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
As indicated above, the audit committee receives reports from the Vice President of IT or other designee concerning significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also receives various written reports, summaries or presentations related to cybersecurity threats, risk and mitigation. In turn, the audit committee routinely provides reports to the board on cybersecurity matters.

ITEM 2.    PROPERTIES
We own no real property and have no plans to acquire any real property in the future.
San Diego Leases
We have entered into an office lease, or the First San Diego Lease, for other property in San Diego, California that we use for office, manufacturing and research and development purposes. The total space under the First San Diego Lease is approximately 51,000 square feet and the term continues through May 2027. We have also entered into a lease agreement, or the Second San Diego Lease, for research and development space in San Diego, California. The total space under the Second San Diego Lease is approximately 5,600 square feet and the initial term continues through June 2028.
Rent payments under both leases include base rent with an annual increase of approximately three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. In addition, we have paid a security deposit of $95,000 and $33,000 in connection with the First and Second San Diego Lease, respectively.
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

ITEM 3.    LEGAL PROCEEDINGS
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, collectively referred to as “VGXI”, alleging that VGXI materially breached the Company’s supply agreement. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. On July 27, 2020, the Company filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. All discovery is closed and the parties are waiting for a trial date. The Company intends to aggressively prosecute the claims in the complaint and defend the counterclaims.
Securities Litigation
On February 6, 2026, a purported shareholder class action complaint, Carlson v. Inovio Pharmaceuticals, Inc., Jacqueline Shea, and Peter Kies, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company, Jacqueline Shea, the Company’s Chief Executive Officer, and Peter Kies, the Company’s Chief Financial Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its submission to the FDA and the FDA’s review timeline for the Biologics License Application for INO-3107 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

On March 5, 2026, a purported shareholder derivative complaint, Shin v. Shea, et.al, was filed in the United States District Court for the Eastern District of Pennsylvania, naming Jacqueline Shea, the Company’s Chief Executive Officer, Peter Kies, the Company’s Chief Financial Officer, and 7 current directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, internal controls and operations. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms.
We intend to defend both actions vigorously.

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
On January 24, 2024, we implemented a 1-for-12 reverse stock split of our common stock. As of March 11, 2026, we had approximately 215 common stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The closing price per share of our common stock on March 11, 2026 was $1.69, as reported on the Nasdaq Capital Market.
Dividends
The payment of any dividends on our common stock is within the discretion of our board of directors. We have never paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Performance Graph
The graph below compares the performance of our common stock with the performance of the NYSE American Index, the S&P SuperCap Biotechnology index and the Nasdaq Composite Index for the five years ended December 31, 2025. The graph assumes a $100 investment on December 31, 2020 in our common stock and in each index, with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inovio Pharmaceuticals Inc., the NYSE American Index, the NASDAQ Composite Index, and S&P SuperCap Biotechnology Index
$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Inovio Pharmaceuticals Inc.
NYSE American
NASDAQ Composite
S&P SuperCap Biotechnology Index

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	12/20	12/21	12/22	12/23	12/24	12/25
Inovio Pharmaceuticals, Inc.	100.00	56.38	17.63	5.76	1.72	1.64
NYSE American	100.00	128.34	123.38	125.53	126.17	181.16
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P SuperCap Biotechnology Index	100.00	110.83	126.00	130.10	131.52	164.73
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

INO-3107 is an investigational DNA medicine designed to elicit an antigen-specific T cell response against both HPV-6 and HPV-11 proteins. These targeted T cells seek out and kill HPV-6 and HPV-11 infected cells, with the aim of potentially preventing or slowing the growth of new papillomas and reducing the need for surgery. We believe it has the potential to become the preferred treatment of both patients and their healthcare providers based on clinical results and tolerability data to date, and the simplicity of its patient-centric treatment regimen.
In 2023, we received feedback from the U.S. Food and Drug Administration (FDA) that the data from our completed trial of INO-3107 could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. Utilizing our breakthrough therapy designation, we requested rolling submission of our BLA in July 2025 and reported in November 2025 that we had completed the BLA submission.
In August 2025, PAPZIMEOS, a gorilla adenoviral vector-based immunotherapy, was approved for the treatment of adults with RRP. PAPZIMEOS is administered as adjuvant treatment following surgical debulking. Unlike INO-3107, PAPZIMEOS requires additional surgery prior to the third and fourth doses if visible papilloma are present to maintain minimal residual disease as part of the treatment regimen.
In December 2025, the FDA accepted INOVIO’s BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with RRP. As part of the submission, INOVIO requested a priority review, which is typically 6 months, but the FDA granted a standard 10-month review with a Prescription Drug User Fee Act (PDUFA) target date set for October 30, 2026. In the file acceptance letter the FDA noted as a potential review issue its preliminary conclusion that the company had not provided adequate information to justify eligibility for the accelerated approval pathway. In January 2026, INOVIO requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA has agreed to meet and requested that INOVIO complete an assessment aid. We submitted the assessment aid in February 2026 and are waiting to receive a meeting date. INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval, meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments, however the FDA may not agree with INOVIO’s position and may decide INO-3107 is not eligible for review under the accelerated approval program.
In 2025 we presented key data regarding the development of INO-3107 at several scientific conferences. Highlights from the data include:
•81% (26/32) of patients experienced a reduction of one or more surgeries at Year 1 post-treatment
•By the end of Year 2, 91% (21/23) of evaluable patients continued to experience a reduction of one or more surgeries. Only two patients had not yet responded to treatment with INO-3107
•50% (14/28) required no surgery during Year 2 (complete response, CR), an increase from 28% (9/32) in Year 1 post-treatment
•INO-3107 demonstrated continued clinical benefit, with a persistent decline in the mean number of surgeries through Year 2 post-therapy: A 78% reduction in mean annual surgeries was seen at Year 2 compared to the 1 year pre-treatment period (0.9, n=28 vs 4.1, n=32)
•Clinical response was not dependent upon HPV viral loads, molecular subtype or other elements of the papilloma microenvironment
Other products in our development pipeline include INO-3112, a DNA immunotherapy candidate targeting HPV-16/-18 combined with a DNA plasmid encoding for human IL-12 as an immune activator, for the treatment of oropharyngeal squamous cell carcinoma, or OPSCC, a type of head and neck cancer commonly known as throat cancer. We entered into a clinical collaboration and supply agreement with Coherus BioSciences, Inc. to evaluate the combination of INO-3112 and LOQTORZI (toripalimab-tpzi) in a clinical trial for patients with locoregionally advanced, high-risk, HPV-16/-18 positive OPSCC. Under the terms of the supply agreement, Coherus will provide LOQTORZI for a planned Phase 3 clinical trial. We have also gained alignment with FDA on the design of the planned Phase 3 trial in the United States and received initial feedback from European regulatory authorities on the proposed design of the trial in Europe.
We are also developing mid-stage candidate INO-5401 in combination with INO-9012 as a potentially powerful cancer immunotherapy in combination with checkpoint inhibitors. INO-5401 plus INO-9012 has been previously investigated as a potential therapeutic treatment targeting a number of cancers, including glioblastoma (GBM), one of the most complex, deadly, and treatment-resistant cancers, and cancers exhibiting BRCA1 and BRCA2 mutations. INO-5401 encodes for INOVIO’s SynCon® antigens for hTERT, WT1, and PSMA, which are antigens The National Cancer Institute has highlighted as important targets and designated as high priorities for cancer immunotherapy development. These three antigens have been reported to be over-expressed and often mutated in a variety of human cancers, including GBM. INO-9012 encodes for IL-12, which is a T cell immune activator.
Other pipeline candidates include those targeting HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We are also working to identify partnership opportunities for our DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody (DMAb) preclinical stage candidates and technology. We were previously conducting clinical trials of a DNA immunotherapy candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in 2023 that we were ceasing development for this indication in the United States. However, our collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
Our partners and collaborators during 2025 included ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
All of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any material revenues unless and until we obtain marketing approval for and successfully commercialize INO-3107 and our other product candidates. We earn revenue from license fees and milestone revenue and collaborative research and development agreements and contracts. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant funding for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
As of December 31, 2025, we had an accumulated deficit of $1.8 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
The consolidated financial data for the years ended December 31, 2025 and 2024 is presented in the following table and the results of these periods are used in the discussion thereafter.

	Year Ended December 31,		Increase/(Decrease) 2025 vs. 2024
	2025	2024	$	%

Revenue from collaborative arrangement	$65,343	$217,756	$(152,413)	(70)%
Operating expenses:
Research and development	54,206,874	75,620,340	(21,413,466)	(28)
General and administrative	32,680,573	36,996,338	(4,315,765)	(12)
Total operating expenses	86,887,447	112,616,678	(25,729,231)	(23)
Loss from operations	(86,822,104)	(112,398,922)	25,576,818	23
Interest income	2,420,160	4,766,993	(2,346,833)	(49)
Interest expense	—	(177,833)	177,833	(100)
Change in fair value of common stock warrant liabilities	493,231	2,808,608	(2,315,377)	(82)
Gain (loss) on investment in affiliated entity	489,844	(1,166,443)	1,656,287	*
Net unrealized gain on available-for-sale equity securities	1,114,781	2,077,182	(962,401)	*
Other expense, net	(2,641,813)	(3,163,711)	521,898	*
Net loss	$(84,945,901)	$(107,254,126)	$22,308,225	21%

*Not meaningful

Revenue
All revenue was derived under the collaborative arrangement with ApolloBio for the years ended December 31, 2025 and 2024.
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
The following tables summarize our research and development expense by product candidate for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	$	%
INO-3107	$13,167	$29,930	$(16,763)	(56)%
INO-3112 and other Immuno-oncology	2,337	3,358	(1,021)	(30)
Other research and development programs (a)	3,869	2,944	925	31
Engineering and device-related	18,103	19,394	(1,291)	(7)
Stock-based compensation	1,481	2,821	(1,340)	(48)
Other unallocated expenses	15,250	17,173	(1,923)	(11)
Research and development expense	$54,207	$75,620	$(21,413)	(28)%

(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.
The $21.4 million overall decrease in research and development expenses year over year was primarily the result of:

•$13.2 million in lower drug manufacturing, clinical study and other expenses related to INO-3107;
•$3.3 million in lower contract labor;
•$2.8 million of lower expensed inventory;
•$1.9 million in lower employee and consultant compensation, including stock-based compensation;
•$1.1 million in lower outside services related to the collaborative research agreements with Wistar; offset by
•$1.2 million of lower contra-research and development expense recorded from grant agreements.
Contributions received from current grant agreements and recorded as contra-research and development expense were $913,000 and $2.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily due to funding received from the close-out of the CEPI grants in 2024; offset by the increase in expenses earned under the sub-grants through Wistar.
General and Administrative Expenses
General and administrative expenses, which include business development expenses and patent expenses, were $32.7 million for the year ended December 31, 2025 as compared to $37.0 million in 2024. The $4.3 million overall decrease included:
•$2.3 million in lower employee and consultant compensation, including stock-based compensation, primarily as a result of a lower weighted average grant date fair value of the equity awards expensed during the year;
•$686,000 in lower rent and facilities related expenses;
•$642,000 in lower contract labor; and
•$514,000 in lower employee severance expenses.
Stock-based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Total employee stock-based compensation cost for the years ended December 31, 2025 and 2024 was $3.7 million and $6.4 million, of which $1.5 million and $2.8 million was included in research and development expenses and $2.2 million and $3.6 million was included in general and administrative expenses, respectively.
Interest Income
The $2.3 million decrease in interest income for the year ended December 31, 2025 as compared to 2024 was primarily due to a lower short-term investment balance.
Interest Expense
The $178,000 decrease in interest expense for the year ended December 31, 2025 as compared to 2024 was primarily due to our senior convertible promissory notes that were repaid in full on March 1, 2024.
Change in Fair Value of Common Stock Warrant Liabilities
The change in fair value of our common stock warrant liabilities of $493,000 and $2.8 million for the years ended December 31, 2025 and 2024, respectively, is related to the revaluation of the liability associated with the December 2024 Warrants and July 2025 Warrants, as defined below. We record the fair value of these December 2024 Warrants and July 2025 Warrants at each balance sheet date and will record gain or loss on the consolidated statement of operations for changes in fair value between balance sheet dates.
Gain (Loss) on Investment in Affiliated Entity
The gain (loss) on investment in affiliated entity resulted from the change in the fair market value of our investment in PLS of $490,000 and $(1.2) million for the years ended December 31, 2025 and 2024, respectively. We record our investment in PLS at its market value based on the closing price of the shares on the Korea New Exchange Market at each balance sheet date, with changes in fair value reflected in the consolidated statement of operations.
Net Unrealized Gain on Available-for-Sale Equity Securities
The net unrealized gain on available-for-sale equity securities for the years ended December 31, 2025 and 2024 was $1.1 million and $2.1 million, respectively, which resulted from a change in the fair market value of the investments.
Other Expense, net
Other expense, net, of $2.6 million for the year ended December 31, 2025 was primarily due to financing costs incurred in connection with the issuance of the July 2025 Warrants, as well as the realized loss on short-term investments sold during the year. Other expense, net, of $3.2 million for the year ended December 31, 2024 was primarily due to the realized loss on our short-term investments sold during the year, as well as the financing costs incurred in connection with the issuance of the December 2024 Warrants.
Income Taxes
Since inception, we have incurred operating losses and accordingly have not recorded a provision for U.S. income taxes for any of the periods presented. Utilization of net operating losses and tax credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or IRC. As of December 31, 2025, we had net operating loss carry forwards for U.S. federal, California and other state income tax purposes of $1.2 billion, $444.5 million and $86.0 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. We also had U.S. federal and state research and development tax credits of $48.8 million and $9.2 million, respectively, net of the federal research and development credits that will expire due to IRC Section 383 limitations. The net operating losses and credits began to expire during 2026.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities, including clinical trial activities for the advancement of our DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of December 31, 2025, we had cash, cash equivalents and short-term investments of $58.5 million and working capital of $17.5 million, as compared to $94.1 million and $62.5 million as of December 31, 2024, respectively.
Cash Flows
Operating Activities
Net cash used in operating activities was $88.6 million and $104.1 million for the years ended December 31, 2025 and 2024, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $14.0 million and $104.1 million for the years ended December 31, 2025 and 2024, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $53.1 million and $51.5 million for the years ended December 31, 2025 and 2024, respectively. The variance was primarily due to the aggregate net proceeds of $49.0 million from the July 2025 Offering and November 2025 Offering (defined below), $1.3 million received from the exercise of warrants and $1.1 million received from the sale of common stock under the 2024 Sales Agreement (defined below) in 2025, compared to the aggregate net proceeds of $60.8 million from the April 2024 Offering and December 2024 Offering (described below) and net proceeds of $6.1 million from the sale of common stock under the 2024 Sales Agreement (defined below) and 2021 Sales Agreement in 2024, offset by the repayment of our convertible senior notes of $16.4 million in March 2024.
Offering of Common Stock
On November 12, 2025, we closed an underwritten public offering, or the November 2025 Offering, relating to the issuance and sale of 15,131,700 shares of our common stock at an offering price of $1.90 per share. The net proceeds from the November 2025 Offering were $26.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
Offerings of Common Stock and Warrants
On July 7, 2025, we closed an underwritten public offering, or the July 2025 Offering, relating to the issuance and sale of 14,285,715 shares of our common stock and accompanying Series A warrants to purchase up to 14,285,715 shares of our common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001, or the Pre-Funded Warrants, in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant), or the Series A Warrants, and Series B warrants to purchase up to 14,285,715 shares of our common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of Common Stock (or $1.749 per Pre-Funded Warrant), or the Series B Warrants, and, together with the Series A Warrants, the July 2025 Warrants, at a combined public offering price of $1.75 per share of common stock and accompanying July 2025 Warrants. The net proceeds from the July 2025 Offering were $22.4 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. The Series A Warrants may be exercised at any time, in whole or in part, and were originally to expire on January 28, 2026, which is 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of its Biologic License Application for INO-3107. On January 27, 2026, the Company amended each of its outstanding Series A warrants to extend the expiration date to March 31, 2026. The Series B Warrants may be exercised at any time, in whole or in part, and will expire on July 7, 2030.
On December 16, 2024, we closed an underwritten public offering, or the December 2024 Offering, relating to the issuance and sale of 10,000,000 shares of the common stock, and accompanying warrants to purchase 10,000,000 shares of common stock, or the December 2024 Warrants, at an offering price of $3.00 per share and accompanying December 2024 Warrant. The net proceeds from the December 2024 Offering were $27.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. Each December 2024 Warrant has an initial exercise price per share of $3.76, subject to certain adjustments. The December 2024 Warrants may be exercised at any time, in whole or in part, until expiration on December 16, 2029.
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
During the year ended December 31, 2025, we sold 518,670 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. During the year ended December 31, 2024, we sold 133,900 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $7.02 per share, resulting in aggregate net proceeds of $925,000. As of December 31, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
Other Issuances of Common Stock
During the year ended December 31, 2025, warrants to purchase 721,427 shares of common stock were exercised for aggregate net proceeds to us of $1.3 million, stock options to purchase 416 shares of common stock were exercised for aggregate net proceeds to us of $1,000, which proceeds were offset by tax payments of $111,000 made related to net share settlement of RSU awards. During the year ended December 31, 2024, stock options to purchase 8,159 shares of common stock were exercised for aggregate net proceeds to us of $68,000, which proceeds were offset by tax payments made related to net share settlement of RSU awards of $421,000.
Funding Requirements
As of December 31, 2025, we had an accumulated deficit of $1.8 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We have focused our resources on advancing INO-3107 toward potential U.S. approval and commercialization, including a potential launch in 2026, while extending our cash runway. As part of this effort, we prioritized programs, spending, and resource allocation, including eliminating roles that do not directly support this objective. We expect our cash runway to extend into the fourth quarter of 2026, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2026. The consolidated financial statements as of and for the year ended December 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
As of December 31, 2025, future minimum payments due under our contractual obligations are set forth in the table below. We expect to be able to satisfy these obligations, both in the short-term and in the longer-term, with cash on hand.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$11,035,000	$3,592,000	$5,311,000	$2,132,000	$—
Manufacturing commitments (2)	$293,000	$293,000	$—	$—	$—

(1) We have entered into operating leases for our facilities, which expire from 2027 to 2029, and operating leases for office equipment, which expire in 2028. We have four active subleases for portions of our Plymouth Meeting corporate headquarters facility with two sublease periods through December 31, 2026, one through December 31, 2027 and one through December 31, 2029. As of December 31, 2025, we expect to receive aggregate future minimum lease payments totaling $1.7 million (non-discounted) over the duration of the sublease agreements, which expected payments are not included in the table above.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a Smaller Reporting Company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 7A.

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
Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2025 at the reasonable assurance level.
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
As of December 31, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year, under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers and Other Information.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year, under the captions “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance Disclosure”) and “Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year, under the captions “Executive Officers and Other Information - Certain Relationships and Related Party Transactions” and “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

4.3	Form of Warrant issued in December 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 16, 2024).

4.4	Form of Series A Warrant issued in July 2025 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2025).

4.5	Form of Series B Warrant issued in July 2025 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2025).

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

10.28+	Inovio Pharmaceuticals, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.29+	Form of Option Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.30+	Form of RSU Grant Package under 2022 Inducement Plan (incorporated by reference to Exhibit 99.3 of the registrant’s Form S-8 registration statement, filed on June 30, 2022).

10.31+	Inovio Pharmaceuticals, Inc. Amended and Restated 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 12, 2025).

10.32+	Form of Option Grant Package under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 9, 2023).

10.33+	Form of RSU Grant Package under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 9, 2023).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 as filed with the registrant’s annual report on Form 10-K filed on March 18, 2025).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 as filed with the registrant’s annual report on Form 10-K filed on March 18, 2025).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2026.

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

Signature	Title	Date

/s/ JACQUELINE E. SHEA	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
Jacqueline E. Shea

/s/ SIMON X. BENITO	Chairman of the Board of Directors	March 12, 2026
Simon X. Benito

/s/ PETER KIES	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 12, 2026
Peter Kies

/s/ ROGER D. DANSEY	Director	March 12, 2026
Roger D. Dansey

/s/ ANN C. MILLER	Director	March 12, 2026
Ann C. Miller

/s/ JAY SHEPARD	Director	March 12, 2026
Jay Shepard

/s/ DAVID B. WEINER	Director	March 12, 2026
David B. Weiner

/s/ WENDY L. YARNO	Director	March 12, 2026
Wendy L. Yarno

/s/ LOTA S. ZOTH	Director	March 12, 2026
Lota S. Zoth

INOVIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Inovio Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovio Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there were no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

San Diego, California
March 12, 2026

Inovio Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$44,273,319	$65,813,297
Short-term investments	14,239,145	28,300,232
Prepaid expenses and other current assets, including from affiliated entity	2,610,882	3,716,521
Total current assets	61,123,346	97,830,050
Fixed assets, net	2,527,603	3,659,818
Investments in affiliated entity	2,103,688	1,613,844
Operating lease right-of-use assets	6,542,923	8,113,840
Other assets	2,012,475	1,979,654
Total assets	$74,310,035	$113,197,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,053,618	$16,200,013
Accounts payable and accrued expenses due to affiliated entity	74,473	1,351,163
Accrued clinical trial expenses	650,680	2,021,860
Common stock warrant liabilities	29,067,162	13,255,188
Operating lease liability	2,822,622	2,497,360
Total current liabilities	43,668,555	35,325,584
Operating lease liability, net of current portion	6,545,204	9,367,827
Total liabilities	50,213,759	44,693,411
Commitments and contingencies
Inovio Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock—par value $0.001; Authorized shares: 10,000,000, issued and outstanding shares: 9 at December 31, 2025 and 2024	—	—
Common stock—par value $0.001; Authorized shares: 600,000,000 at December 31, 2025 and 2024, issued and outstanding: 68,996,647 at December 31, 2025 and 36,099,991 at December 31, 2024	68,997	36,099
Additional paid-in capital	1,839,830,405	1,799,362,625
Accumulated deficit	(1,815,165,163)	(1,730,219,262)
Accumulated other comprehensive loss	(637,963)	(675,667)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	24,096,276	68,503,795
Total liabilities and stockholders’ equity	$74,310,035	$113,197,206

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2025	2024
Revenues:
Revenue from collaborative arrangement	$65,343	$217,756
Operating expenses:
Research and development	54,206,874	75,620,340
General and administrative	32,680,573	36,996,338
Total operating expenses	86,887,447	112,616,678
Loss from operations	(86,822,104)	(112,398,922)
Other income (expense):
Interest income	2,420,160	4,766,993
Interest expense	—	(177,833)
Change in fair value of common stock warrant liabilities	493,231	2,808,608
Gain (loss) on investment in affiliated entity	489,844	(1,166,443)
Net unrealized gain on available-for-sale equity securities	1,114,781	2,077,182
Other expense, net	(2,641,813)	(3,163,711)
Net loss	$(84,945,901)	$(107,254,126)
Net loss per share
Basic and diluted	$(1.81)	$(3.95)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	46,886,413	27,160,863

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year ended December 31,
	2025	2024
Net loss	$(84,945,901)	$(107,254,126)
Other comprehensive loss:
Foreign currency translation	—	32,403
Unrealized gain (loss) on short-term investments, net of tax	37,704	(45,469)
Comprehensive loss	$(84,908,197)	$(107,267,192)

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2023	9	$—	22,793,075	$22,792	$1,740,954,074	$(1,622,965,136)	$(662,601)	$117,349,129
Issuance of common stock for cash, net of financing costs	—	—	13,213,778	13,214	36,020,259	—	—	36,033,473
Issuance of pre-funded warrants for cash, net of financing costs	—	—	—	—	16,146,397	—	—	16,146,397
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	93,138	93	(353,213)	—	—	(353,120)
Stock-based compensation	—	—	—	—	6,595,108	—	—	6,595,108
Net loss	—	—	—	—	—	(107,254,126)	—	(107,254,126)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(45,469)	(45,469)
Foreign currency translation	—	—	—	—	—	—	32,403	32,403
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	29,936,085	29,937	34,878,656	—	—	34,908,593
Exercise of warrants for cash	—	—	721,427	722	1,261,775	—	—	1,262,497
Exercise of pre-funded warrants for cash	—	—	2,135,477	2,135	—	—	—	2,135
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	681,625	—	—	681,625
Exercise of stock options for cash and vesting of RSUs, net of tax payments	—	—	103,667	104	(110,064)	—	—	(109,960)
Stock-based compensation	—	—	—	—	3,755,788	—	—	3,755,788
Net loss	—	—	—	—	—	(84,945,901)	—	(84,945,901)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	37,704	37,704
Balance at December 31, 2025	9	$—	68,996,647	$68,997	$1,839,830,405	$(1,815,165,163)	$(637,963)	$24,096,276

The accompanying notes are an integral part of these consolidated financial statements.

Inovio Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(84,945,901)	$(107,254,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,417,913	1,752,147
Amortization of operating lease right-of-use assets	1,570,917	1,377,895
Change in fair value of common stock warrant liabilities	(493,231)	(2,808,608)
Non-cash stock-based compensation	3,755,788	6,595,108
Non-cash interest on senior convertible notes	—	(355,654)
Amortization of discounts on investments	(2,399)	(1,690,527)
Loss on sales of short-term investments	890,916	1,905,369
Net gain on disposal of fixed assets	—	(22,466)
(Gain) loss on equity investment in affiliated entity	(489,844)	1,166,443
Net unrealized gain on available-for-sale equity securities	(1,114,781)	(2,077,182)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including from affiliated entity	1,105,639	2,689,565
Other assets	(32,821)	38,900
Accounts payable and accrued expenses, including due to affiliated entity	(6,423,085)	(3,476,494)
Accrued clinical trial expenses	(1,371,180)	(343,522)
Operating lease right-of-use assets and liabilities, net	(2,497,361)	(1,573,401)
Net cash used in operating activities	(88,629,430)	(104,076,553)
Cash flows from investing activities:
Purchases of investments	(4,946,073)	(54,138,026)
Proceeds from sale of investments	14,271,128	27,637,578
Proceeds from maturity of investments	5,000,000	131,000,000
Purchases of capital assets	(285,698)	(487,832)
Proceeds from sale of capital assets	—	59,319
Net cash provided by investing activities	14,039,357	104,071,039
Cash flows from financing activities:
Repayment of convertible senior notes	—	(16,415,000)
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	16,146,397
Proceeds from issuance of common stock, net of issuance costs	34,908,593	36,033,473
Proceeds from issuance of warrants, net of issuance costs	16,986,830	16,063,796
Proceeds from exercise of warrants and pre-funded warrants	1,264,632	—
Proceeds from stock option exercises	823	67,675
Taxes paid related to net share settlement of equity awards	(110,783)	(420,795)
Net cash provided by financing activities	53,050,095	51,475,546
Effect of exchange rate changes on cash and cash equivalents	—	32,403
(Decrease) Increase in cash and cash equivalents	(21,539,978)	51,502,435
Cash and cash equivalents, beginning of period	65,813,297	14,310,862
Cash and cash equivalents, end of period	$44,273,319	$65,813,297

Supplemental disclosure:
Interest paid	$—	$533,487

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
The Company's partners and collaborators include ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
INOVIO was incorporated in Delaware in May 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.
2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity
The Company incurred a net loss of $84.9 million for the year ended December 31, 2025. The Company had working capital of $17.5 million and an accumulated deficit of $1.8 billion as of December 31, 2025. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates. The Company’s cash, cash equivalents and short-term investments of $58.5 million as of December 31, 2025 are not sufficient to support the Company's operations for a period of at least 12 months from the date it is issuing these financial statements.
On November 12, 2025, the Company closed an underwritten public offering (the "November 2025 Offering") relating to the issuance and sale of 15,131,700 shares of its common stock, par value $0.001 per share, at an offering price of $1.90 per share. The net proceeds to the Company from the November 2025 Offering were $26.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On July 7, 2025, the Company closed an underwritten public offering (the “July 2025 Offering”) relating to the issuance and sale by the Company of 14,285,715 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 14,285,715 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “Series A Warrants”) and Series B warrants to purchase up to 14,285,715 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “Series B Warrants” and, together with the Series A Warrants, the “July 2025 Warrants”), at a combined public offering price of $1.75 per share of common stock and accompanying 2025 Warrants. The net proceeds to the Company from the July 2025 Offering were $22.4 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On December 16, 2024, the Company closed an underwritten public offering (the "December 2024 Offering"), relating to the issuance and sale of 10,000,000 shares of its common stock, par value $0.001 per share, and warrants to purchase 10,000,000 shares of common stock (the “December 2024 Warrants”), at an offering price of $3.00 per share and accompanying Warrant. The exercise price of the December 2024 Warrants is $3.76 per share. The net proceeds from the December 2024 Offering were $27.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On April 18, 2024, the Company closed an underwritten registered direct offering (the “April 2024 Offering”), relating to the issuance and sale of 2,536,258 shares (the “Shares”) of its common stock, par value $0.001 per share, at a price of $7.693 per share and pre-funded warrants to purchase up to 2,135,477 shares of common stock (the “April 2024 Pre-Funded Warrants”) at a price of $7.692 per April 2024 Pre-Funded Warrant, which represents the per share price for the Shares less the $0.001 per share exercise price for each April 2024 Pre-Funded Warrant. The net proceeds from the April 2024 Offering were $33.2 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
Going Concern
The Company’s cash, cash equivalents and short-term investments of $58.5 million as of December 31, 2025 are expected to be sufficient to support the Company's planned operations into the fourth quarter of 2026. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings, including under At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $49.0 million and $60.8 million from equity offerings during the years ending December 31, 2025 and 2024, respectively, and $1.1 million and $6.1 million from equity offerings under Sales Agreements during the years ending December 31, 2025 and 2024, respectively. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the third quarter of 2026. The Company's consolidated financial statements as of and for the year ended December 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these consolidated financial statements.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), the President and Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one segment operating primarily within the United States, as further described in Note 13.
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
The Company’s financial instruments include cash equivalents, short-term investments, investments in affiliated entity, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and common stock warrant liabilities. The carrying amounts of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Short-term investments are recorded at fair value on a recurring basis, based on current market valuations. The estimated fair value of the common stock warrant liabilities is determined by using the Black-Scholes pricing model, as discussed in Note 4.
Cash and Cash Equivalents
Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents included certain mutual funds and U.S. treasury securities at December 31, 2025 and 2024.
Short-term Investments
The Company defines investments as income-yielding securities that can be readily converted into cash or equity investments classified as available-for-sale. Investments included mutual funds, certificates of deposit, U.S. agency mortgage-backed securities and an equity investment in the Company’s affiliated entity, PLS, at December 31, 2025 and 2024.
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
Accounts Receivable from Affiliated Entities
Accounts receivable from affiliated entities are recorded at invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of the Company's customers. There was no allowance for doubtful accounts for potential credit losses as of December 31, 2025 or 2024.
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
The Company evaluates the carrying value of long-lived assets, which includes fixed assets and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. No impairment losses have been recognized related to long-lived assets for the years ended December 31, 2025 or 2024.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. The Pre-Funded Warrants issued in April 2024 met all the criteria for equity classification and were recorded as a component of additional paid-in capital on issuance. However, the Warrants issued in December 2024 and July 2025 did not meet all the criteria for equity classification and were recorded as a liability at fair value upon issuance. The Warrants met the definition of a derivative and did not meet any scope exceptions under ASC 815. As a result, the fair value of the liability associated with the Warrants will be remeasured at the end of each reporting period while the Warrants are outstanding, and any change in fair value between reporting periods will be recognized as gain or loss on the consolidated statement of operations for that reporting period.
Transaction costs associated with the issuance of the Warrants classified as a liability were expensed at the time of issuance and have been included as part of other expense, net, on the consolidated statement of operations for the years ended December 31, 2025 and 2024.
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
Valuation allowances against the Company’s deferred tax assets were $378.5 million and $349.2 million at December 31, 2025 and 2024, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. The outstanding April 2024 Pre-Funded Warrants (see Note 7) were included in the weighted-average common shares outstanding in the basic net loss per share calculation for the year ended December 31, 2024 given their nominal exercise price. In July 2025, these April 2024 Pre-Funded Warrants were exercised in full.

Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the years ended December 31, 2025 and 2024, basic and diluted net loss per share are the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs, performance-and market-based RSUs would have been anti-dilutive.
Basic and diluted net loss per share for the years ended December 31, 2025 and 2024 are calculated as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(84,945,901)	$(107,254,126)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	46,886,413	25,655,527
Weighted-average shares underlying pre-funded warrants	—	1,505,336
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	46,886,413	27,160,863
Net loss per share
Basic and diluted	$(1.81)	$(3.95)
The following table summarizes potential shares of common stock that were excluded from diluted net loss per share calculation because of their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Warrants to purchase common stock	37,850,003	10,000,000
Options to purchase common stock	2,023,239	1,337,228
Service-based restricted stock units	724,941	337,911
Performance-and market-based restricted stock units	80,818	128,800
Convertible preferred stock	275	275
Total	40,679,276	11,804,214

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.06%	4.22%
Expected volatility	107%	105%
Expected life in years	5.7	5.5
Dividend yield	—	—

The weighted average assumptions used in the Black-Scholes model for option grants to non-employees are presented below:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.28%	4.21%
Expected volatility	102%	100%
Expected life in years	6.6	6.5
Dividend yield	—	—

Recent Accounting Pronouncements
The recent accounting pronouncements below may have a significant effect on the Company's financial statements. Recent accounting pronouncements that are not anticipated to have an impact on or are unrelated to the Company's financial condition, results of operations, or related disclosures are not discussed.
ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard retrospectively for the period ending December 31, 2025. The adoption only impacted the Company's income tax disclosures and did not otherwise impact the Company's financial statements.
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
During the years ended December 31, 2025 and 2024, the Company received $65,000 and $218,000, respectively, from the ApolloBio Agreement that was recorded as revenue.

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of December 31, 2025 and 2024:

		As of December 31, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$10,771,176	$—	$(330,925)	$10,440,251
Certificates of deposit	Less than 1	2,981,626	7,796	(261)	2,989,161
U.S. agency mortgage-backed securities	*	1,198,722	—	(388,989)	809,733
		$14,951,524	$7,796	$(720,175)	$14,239,145

		As of December 31, 2024
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$25,926,415	$—	$(1,445,706)	$24,480,709
Certificates of deposit	Less than 1	2,980,273	9,750	(281)	2,989,742
U.S. agency mortgage-backed securities	*	1,260,745	—	(430,964)	829,781
		$30,167,433	$9,750	$(1,876,951)	$28,300,232

*No single maturity date.

During the years ended December 31, 2025 and 2024, the Company recorded gross realized gain on investments of $1,000 and $900, respectively, and gross realized loss on investments of $892,000 and $1.9 million, respectively. During the years ended December 31, 2025 and 2024, the Company recorded net unrealized gain on available-for-sale equity securities of $1.1 million and $2.1 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2025 and 2024. Interest and dividends on investments classified as available-for-sale are included in interest income in the consolidated statements of operations. As of December 31, 2025, the Company had 11 available-for-sale securities with an aggregate total unrealized loss of $720,000. All of the securities had been in a loss position for longer than 12 months as of December 31, 2025.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of December 31, 2025 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at December 31, 2025, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2025:

	Fair Value Measurements at
	December 31, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$10,440,251	$10,440,251	$—	$—
Certificates of deposit	2,989,161	—	2,989,161	—
U.S. agency mortgage-backed securities	809,733	—	809,733	—
Total short-term investments	14,239,145	10,440,251	3,798,894	—

Investment in affiliated entity	2,103,688	2,103,688	—	—
Total assets measured at fair value	$16,342,833	$12,543,939	$3,798,894	$—

Liabilities:
Common stock warrant liabilities	$29,067,162	$—	$—	$29,067,162
Total liabilities	$29,067,162	$—	$—	$29,067,162

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2024:

	Fair Value Measurements at
	December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments
Mutual funds	$24,480,709	$24,480,709	$—	$—
Certificates of deposit	2,989,742	—	2,989,742	—
U.S. agency mortgage-backed securities	829,781	—	829,781	—
Total short-term investments	28,300,232	24,480,709	3,819,523	—

Investments in affiliated entity	1,613,844	1,613,844	—	—
Total assets measured at fair value	$29,914,076	$26,094,553	$3,819,523	$—

Liabilities:
Common stock warrant liability	$13,255,188	$—	$—	$13,255,188
Total liabilities	$13,255,188	$—	$—	$13,255,188

Level 1 assets at December 31, 2025 and 2024 consisted of mutual funds and the Company’s investment in its affiliated entity, PLS. The Company accounts for its investment in 597,808 common shares of PLS based on the closing price of the shares on the Korea New Exchange Market on the applicable balance sheet date. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities or as a gain or loss on investment in affiliated entity.
Level 2 assets at December 31, 2025 and 2024 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
There were no Level 3 assets held as of December 31, 2025 or 2024.
Level 3 liabilities held as of December 31, 2025 consisted of liabilities associated with the December 2024 and July 2025 Warrants to purchase common stock. Level 3 liabilities held as of December 31, 2024 consisted of liabilities associated with the December 2024 Warrants to purchase common stock. See Note 7 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liability at each reporting date utilizing a Black-Scholes pricing model.
The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series A Warrants:

	On Issuance Date	December 31, 2025
Risk-free interest rate	4.3%	3.7%
Expected volatility	96%	127%
Expected life in years	0.6	0.08
Dividend yield	—	—
The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series B Warrants:

	On Issuance Date	December 31, 2025
Risk-free interest rate	3.9%	3.7%
Expected volatility	94%	88%
Expected life in years	5	4.5
Dividend yield	—	—
The following assumptions were used to estimate the fair value of the warrant liability of the December 2024 Warrants:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.6%	4.4%
Expected volatility	91%	111%
Expected life in years	4	5
Dividend yield	—	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the December 2024 and July 2025 Warrants or best estimate of this term. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the December 2024 and July 2025 Warrants. As a result of these calculations, the Company recorded a decrease in fair value of the liability of $493,000 and $2.8 million on the consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively. Upon exercise of the December 2024 and July 2025 Warrants, the fair value of the warrant liability will be reclassified from liabilities into stockholders' equity immediately prior to exercise.
The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2025:

Common Stock Warrant Liabilities
Balance at December 31, 2024	$13,255,188
Issuance of Series A common stock warrants in July 2025	3,779,879
Issuance of Series B common stock warrants in July 2025	13,206,951
Increase in fair value of Series A common stock warrants issued in July 2025	196,721
Increase in fair value of Series B common stock warrants issued in July 2025	3,597,442
Decrease in fair value of common stock warrants issued in December 2024	(4,287,394)
Change in classification from liability to stockholders equity due to warrant exercise	(681,625)
Balance at December 31, 2025	$29,067,162

5. Certain Balance Sheet Items
Prepaid and other current assets at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Prepaid clinical expenses	$1,010,910	$627,962
Other prepaid expenses	1,599,522	1,889,503
Accounts receivable from affiliated entity	450	1,199,056
	$2,610,882	$3,716,521
Accounts payable and accrued expenses at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Trade accounts payable	$2,544,675	$5,091,503
Accrued compensation	7,368,318	10,007,180
Other accrued expenses	1,140,625	1,101,330
	$11,053,618	$16,200,013

6. Fixed Assets

Fixed assets at December 31, 2025 and 2024 consisted of the following:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
As of December 31, 2025
Leasehold improvements	$11,815,492	$(9,624,433)	$2,191,059
Research and development equipment	2,948,562	(2,701,876)	246,686
Office furniture and fixtures	2,456,760	(2,421,641)	35,119
Computer equipment and other	2,728,761	(2,674,022)	54,739
	$19,949,575	$(17,421,972)	$2,527,603
As of December 31, 2024
Leasehold improvements	$11,761,522	$(8,390,612)	$3,370,910
Research and development equipment	2,835,298	(2,571,747)	263,551
Office furniture and fixtures	2,431,633	(2,416,232)	15,401
Computer equipment and other	3,093,812	(3,083,856)	9,956
	$20,122,265	$(16,462,447)	$3,659,818

Depreciation expense for the years ended December 31, 2025 and 2024 was $1.4 million and $1.8 million, respectively. The Company determined that the carrying value of its fixed assets was not impaired during the periods presented. During the year ended December 31, 2024, the Company sold fixed assets with no net book value for a gain of $59,000 and disposed of fixed assets with a net book value of $37,000.

7. Stockholders’ Equity

Preferred Stock

			Shares Outstanding as of December 31,
	Shares Authorized	Shares Issued	2025	2024
Series C Preferred Stock, par $0.001	1,091	1,091	9	9

The holder of a share or shares of Series C preferred stock has the right at any time, at such holder’s option, to convert all or any lesser portion of such holder’s shares of the preferred stock into fully paid and non-assessable shares of common stock. As of December 31, 2025 and 2024, the conversion value was $326.40 per share, such that the outstanding shares of Series C preferred stock were convertible into an aggregate of 275 shares of common stock.

Offering of Common Stock
On November 12, 2025, the Company closed the November 2025 Offering (see “Basis of Presentation and Liquidity” in Note 2 above).

Offerings of Common Stock and Warrants
On July 7, 2025, the Company closed the July 2025 Offering (see “Basis of Presentation and Liquidity” in Note 2 above).
The Series A and Series B Warrants, together the “July 2025 Warrants”, issued in the July 2025 Offering, each has an initial exercise price per share of $1.75 (or $1.749 per Pre-Funded Warrant). The Series A Warrants may be exercised at any time, in whole or in part, and were originally to expire on January 28, 2026, which is 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of its Biologic License Application for INO-3107. On January 27, 2026, the Company amended each of its outstanding Series A warrants to extend the expiration date to March 31, 2026. The Series B Warrants may be exercised at any time, in whole or in part, and will expire on July 7, 2030.
A holder of the July 2025 Warrants will not be entitled to exercise any portion of such July 2025 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99% (or, upon election by the holder prior to the issuance of the July 2025 Warrant, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the July 2025 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise a Series A Warrant or a Series B Warrant for common stock due to the foregoing limitation, then the holder may exercise such July 2025 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $0.001. In addition, in certain circumstances, upon a fundamental transaction (as described in the July 2025 Warrants), a holder of July 2025 Warrants will be entitled to receive, upon exercise of the July 2025 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the July 2025 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the July 2025 Warrant holder may elect to have the Company or the successor entity purchase the holder’s July 2025 Warrant for its fair market value measured by the Black-Scholes method.
As the July 2025 Warrants are not indexed to the Company’s common stock, the Company recorded a liability for the July 2025 Warrants at fair value upon issuance on the Company's consolidated balance sheet. The common stock warrant liability is remeasured to fair value at the end of each reporting period.
On December 16, 2024, the Company closed the December 2024 Offering (see “Basis of Presentation and Liquidity” in Note 2 above).
Each December 2024 Warrant issued in the December 2024 Offering has an initial exercise price per share of $3.76, subject to certain adjustments. The December 2024 Warrants may be exercised at any time, in whole or in part, until expiration on December 16, 2029. In the event there is no effective registration statement covering the shares of common stock underlying a December 2024 Warrant exercise, the December 2024 Warrants may be exercised via cashless exercise. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a December 2024 Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% (or, for certain holders who so elected prior to the issuance of the December 2024 Warrants, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the December 2024 Warrants.
As the December 2024 Warrants are not indexed to the Company’s common stock, the Company recorded a liability for the December 2024 Warrants at fair value upon issuance on the Company's consolidated balance sheet. The common stock warrant liability is remeasured to fair value at the end of each reporting period.
On April 18, 2024, the Company closed the April 2024 Offering (see “Basis of Presentation and Liquidity” in Note 2 above).
Each April 2024 Pre-Funded Warrant issued in the April 2024 Offering has an initial exercise price per share of $0.001, subject to certain adjustments. The April 2024 Pre-Funded Warrants were exercisable at any time until exercised in full. A holder (together with its affiliates and other attribution parties) may not have exercised any portion of a April 2024 Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the April 2024 Pre-Funded Warrants.
As the April 2024 Pre-Funded Warrants were indexed to the Company's own shares of common stock (and otherwise met the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the April 2024 Pre-Funded Warrants as additional paid-in capital on the Company's consolidated balance sheet as of December 31, 2024.
In July 2025, all of the 2,135,477 April 2024 Pre-Funded Warrants were exercised in full, with proceeds to the Company of $2,000. As of December 31, 2024, no April 2024 Pre-Funded Warrants had been exercised.
Common Stock Warrants
The following table summarizes the common stock warrants outstanding as of December 31, 2025 and December 31, 2024:

			As of December 31, 2025		As of December 31, 2024
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2024 Offering	$3.76	December 16, 2029	10,000,000	$8,967,794	10,000,000	$13,255,188
July 2025 Offering - Series A	$1.75	January 28, 2026 (1)	13,564,288	$3,294,975	—	—
July 2025 Offering - Series B	$1.75	July 7, 2030	14,285,715	$16,804,393	—	—
Total			37,850,003	$29,067,162	10,000,000	$13,255,188
(1) 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of its Biologic License Application for INO-3107.
As of December 31, 2025, 721,427 of the Series A Warrants issued in the July 2025 Offering had been exercised, with proceeds to the Company of $1.3 million. No Series B Warrants had been exercised.
As of December 31, 2025 and 2024, no Warrants issued in the December 2024 Offering had been exercised.
On January 27, 2026, the Company amended each of its 13,564,288 outstanding Series A warrants issued in July 2025 to extend the expiration date to March 31, 2026.
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
During the years ended December 31, 2025 and 2024, the Company sold 518,670 and 133,900 shares, respectively, of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 and $7.02 per share, respectively, resulting in aggregate net proceeds of $1.1 million and $925,000, respectively. As of December 31, 2025, there was $57.9 million of remaining capacity under the 2024 Sales Agreement.
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
The 2023 Plan was originally approved by stockholders on May 16, 2023. The amendment and restatement to the plan was approved by stockholders on May 20, 2025. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 3,366,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At December 31, 2025, the Company had 1,791,787 shares of common stock available for future grant under the 2023 Plan, 669,226 shares underlying outstanding but unvested RSUs and 1,005,903 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on February 27, 2035.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At December 31, 2025, the Company had 46,828 shares underlying outstanding but unvested RSUs and options outstanding to purchase 888,189 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At December 31, 2025 the Company had 65,759 shares of common stock available for future grant under the 2022 Inducement Plan, 8,887 shares underlying outstanding but unvested RSUs and options outstanding to purchase 74,753 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At December 31, 2025, the Company had options outstanding to purchase 54,394 shares of common stock under the 2007 Incentive Plan. The awards granted under the 2007 Incentive Plan generally vested over three years and have a maximum contractual term of ten years.
Total employee and director stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2025 and 2024 was $3.7 million and $6.4 million, respectively, of which $1.5 million and $2.8 million was included in research and development expenses and $2.2 million and $3.6 million was included in general and administrative expenses, respectively.
At December 31, 2025 and 2024, there was $1.2 million and $2.1 million, respectively, of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years and 1.5 years, respectively.
At December 31, 2025 and 2024, there was $1.5 million and $2.0 million, respectively, of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the years ended December 31, 2025 and 2024 was $77,000 and $226,000, respectively. As of December 31, 2025, options to purchase 66,407 shares of common stock granted to non-employees remained outstanding.
The following table summarizes total stock options outstanding at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Underlying Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.33-$18.00	1,308,835	9.1	$5.82	537,371	$8.29
$18.01-$39.00	246,169	5.2	$35.48	245,844	$35.50
$39.01-$52.00	150,307	2.5	$44.94	150,307	$44.94
$52.01-$90.00	122,875	2.3	$76.74	122,875	$76.74
$90.01-$130.00	71,198	4.2	$102.65	71,198	$102.65
$130.01-$227.88	123,855	4.3	$136.48	123,855	$136.48
	2,023,239	7.3	$28.05	1,251,450	$42.81

At December 31, 2025, the aggregate intrinsic value of options outstanding was $0, the aggregate intrinsic value of options exercisable was $0, and the weighted average remaining contractual term of options exercisable was 5.8 years.
At December 31, 2025, the aggregate intrinsic value of unvested RSUs was $1.3 million and the aggregate intrinsic value of RSUs which vested during the year ended December 31, 2025 was $312,000.
At December 31, 2025, options to purchase 2,023,239 shares of common stock and 724,941 RSUs were expected to vest.
Stock option activity under the Company’s equity incentive plans during the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2024	1,337,228	$45.17
Granted	763,990	2.02
Exercised	(416)	1.98
Cancelled	(77,563)	67.03
Balance, December 31, 2025	2,023,239	$28.05

Restricted stock unit activity under the Company’s equity incentive plans during the year ended December 31, 2025 was as follows:

Number of Shares
Balance, December 31, 2024	337,911
Granted	557,845
Vested	(159,931)
Cancelled	(10,884)
Balance, December 31, 2025	724,941

The weighted average exercise price per share was $91.31 for the 40,736 options which expired during the year ended December 31, 2025 and $139.02 for the 38,503 options which expired during the year ended December 31, 2024.
The weighted average grant date fair value per share was $1.66 and $6.69 for options granted during the years ended December 31, 2025 and 2024, respectively.
The weighted average grant date fair value was $2.02 and $8.30 per share for RSUs granted during the years ended December 31, 2025 and 2024, respectively.
The Company received $1,000 and $68,000 in proceeds from the exercise of stock options during the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of options exercised was $100 and $39,000 during the years ended December 31, 2025 and 2024, respectively.
Performance-and Market-Based RSUs

In May 2024, the Company granted performance-and-market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of December 31, 2025, 72,068 performance-and market-based RSUs were outstanding.
Of the target number of RSUs underlying each PSU Award, up to 70% (the "Milestone-based RSUs") will vest based on the achievement of specified milestones relating to the development, regulatory status and commercialization of the Company’s lead product candidate INO-3107 (each, a "Milestone," and collectively, the "Milestones"). Each Milestone has a specified deadline for achievement ranging between the end of 2025 and the end of 2027. As of December 31, 2025, 11,732, or 20% of the Milestone-based RSU's expired unvested.
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
The Company valued the Market-based RSUs on the grant date using the Monte Carlo simulation method, a generally accepted statistical technique used to simulate a range of possible future stock prices for the Company and the peer group. The determination of fair value was affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company will recognize stock-based compensation expense ratably over the performance period of the award. The market-based RSUs will cliff-vest at the end of the three-year period ranging from zero percent to 150% of the target number of awards granted.
The significant assumptions used in the Monte Carlo simulation method were as follows:

Risk-free interest rate	4.60%
Expected volatility	90%
Expected life in years	3.61
Dividend yield	—
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of December 31, 2025, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the year then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For the years ended December 31, 2025 and 2024, the Company recognized $75,000 and $44,000, respectively, in stock-based compensation for the Market-based RSUs.

8. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of December 31, 2025 of 1.4 to 4.0 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of December 31, 2025, the maturities of the Company's operating lease liabilities were as follows:

Year ending December 31,
2026	$3,592,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	11,035,000
Less: present value adjustment	(1,667,000)
Total operating lease liabilities	9,368,000
Less: current portion	(2,823,000)
Long-term operating lease liabilities	$6,545,000

Weighted-average remaining lease term	3.4 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the consolidated statements of operations for the years ended December 31, 2025 and 2024 were $2.2 million and $2.6 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
As of December 31, 2025, the Company has four active subleases for a total of approximately 25,000 square feet in its Plymouth Meeting headquarters with two sublease periods through December 31, 2026, one through December 31, 2027 and one through December 31, 2029.
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
Legal Proceedings
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, collectively referred to as “VGXI”, alleging that VGXI materially breached the Company’s supply agreement. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. On July 27, 2020, the Company filed an answer to

VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. All discovery is closed and the parties are waiting for a trial date. The Company intends to aggressively prosecute the claims in the complaint and defend the counterclaims.
Securities Litigation
On February 6, 2026, a purported shareholder class action complaint, Carlson v. Inovio Pharmaceuticals, Inc., Jacqueline Shea, and Peter Kies, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company, Jacqueline Shea, the Company’s Chief Executive Officer, and Peter Kies, the Company’s Chief Financial Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its submission to the FDA and the FDA’s review timeline for the Biologics License Application for INO-3107 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On March 5, 2026, a purported shareholder derivative complaint, Shin v. Shea, et.al, was filed in the United States District Court for the Eastern District of Pennsylvania, naming Jacqueline Shea, the Company’s Chief Executive Officer, Peter Kies, the Company’s Chief Financial Officer, and 7 current directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, internal controls and operations. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms.
The Company intends to defend both actions vigorously.
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

9. Income Taxes
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
The components of pretax loss from operations are as follows:

	Year Ended December 31,
	2025	2024
U.S. Domestic	$(84,945,901)	$(107,254,126)
Pretax loss from operations	$(84,945,901)	$(107,254,126)

There was no provision for or benefit from income taxes for the years ended December 31, 2025 and 2024.
The reconciliation of income taxes attributable to continuing operations computed at the statutory tax rates to income tax expense (benefit), using a 21% statutory tax rate for December 31, 2025 and 2024, is as follows:

	December 31, 2025		December 31, 2024
	$	%	$	%
Tax computed at federal statutory rate	$(17,839,000)	21.00%	$(22,523,000)	21.00%
State and local taxes, net of federal income tax effect (a)	(410,000)	0.48	(565,000)	0.53
Nontaxable or nondeductible items
Stock based compensation	1,053,000	(1.24)	1,580,000	(1.47)
Other	536,000	(0.63)	(85,000)	0.08
Changes in valuation allowance	16,481,000	(19.40)	21,598,000	(20.14)
Tax credits
Federal R&D credit	(2,737,000)	3.22	(4,449,000)	4.15
Changes in unrecognized tax benefits	1,505,000	(1.77)	2,344,000	(2.19)
Other Adjustments
Expired NOLs & Credits	1,293,000	(1.52)	1,907,000	(1.78)
Other	118,000	(0.14)	193,000	(0.18)
Effective tax rate	$—	—%	$—	—%

(a) State taxes in California contributed to the majority (greater than 50%) of the tax effect in this category for the years ending December 31, 2025 and 2024.
The Company did not pay federal, state, or foreign cash income taxes or have cash income taxes refunded in the years ended December 31, 2025 or 2024.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are shown below:

	As of December 31,
	2025	2024
Deferred tax assets:
Capitalized research expense	$40,298,000	$54,204,000
NOL carryforwards	293,031,000	250,336,000
Research and development and other tax credits	33,507,000	31,250,000
Stock-based compensation	2,496,000	3,060,000
Acquired intangibles	649,000	774,000
Investment in affiliated entity	1,548,000	1,651,000
Lease liability	1,967,000	2,492,000
Fixed assets	635,000	441,000
Other	5,719,000	6,720,000
	379,850,000	350,928,000
Valuation allowance	(378,476,000)	(349,224,000)
Total deferred tax assets	1,374,000	1,704,000
Deferred tax liabilities:
Right of use asset	(1,374,000)	(1,704,000)
Total deferred tax liabilities	(1,374,000)	(1,704,000)
Net deferred tax liabilities	$—	$—

As of December 31, 2025, the Company had federal, California and other state tax net operating loss (NOL) carryforwards of $1.2 billion, $444.5 million and $86.0 million, respectively, net of the net operating losses that will expire due to IRC Section 382 limitations. The aggregate federal net operating losses generated in 2018 and after for the amount of $953.4 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal NOL carryforward have begun to expire in 2026, and the California and other state NOL carryforwards will begin and have begun to expire in 2028 and 2026, respectively, unless previously utilized.
In addition, as of December 31, 2025, the Company had federal and state research and development (R&D) tax credit carryforwards of $48.8 million and $9.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2029. The California research tax credits do not expire.
Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D	State R&D
2026	$17.1	$7.1	$—	$—
2027	6.2	1.9	—	—
2028	8.8	12.8	—	—
2029 and thereafter	246.8	508.1	48.8	—
Indefinite	953.4	0.6	—	9.2
	$1,232.3	$530.5	$48.8	$9.2

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis, regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2025. As a result of the analysis, the Company estimates that approximately $3.1 million of tax benefits related to NOL and R&D carryforwards will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets, accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company's operations in the United States will not impact its effective tax rate. Any additional ownership changes, could further limit the ability to use the NOL and R&D carryforwards.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year ended December 31,
	2025	2024
Balance at beginning of the year	$24,608,000	$22,114,000
Increases related to current year tax positions	1,614,000	2,297,000
(Decreases) Increases related to prior year tax positions	(201,000)	197,000
Balance at end of the year	$26,021,000	$24,608,000

The amount of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate was $24.4 million and $22.9 million as of December 31, 2025 and 2024, respectively, subject to valuation allowances. The Company has not recorded any interest and penalties on the unrecognized tax positions as the Company has continued to generate net operating losses after accounting for the unrecognized tax benefits.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2022 and state and local income tax examinations before 2021. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not to its knowledge currently under Internal Revenue Service (“IRS”), state, local or foreign tax examination.
On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill (OBBB). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBB contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company has reflected the effect of OBBB within the provision for income taxes and the deferred taxes as of December 31, 2025.

10. 401(k) Plan
The Company has adopted a 401(k) Profit Sharing Plan covering substantially all of its employees. The defined contribution plan allows the employees to contribute a percentage of their compensation each year. The Company currently matches 50% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled $1.1 million and $961,000 for the years ended December 31, 2025 and 2024, respectively.

11. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of December 31, 2025 and 2024, representing a 14.5% and 17.3% ownership interest, respectively. The Company's investment in PLS is recorded as investment in affiliated entity on the consolidated balance sheet as of December 31, 2025 and 2024, and was valued at $2.1 million and $1.6 million, respectively, based on the closing price of the shares on the Korea New Exchange Market at the applicable balance sheet date. One of the Company's directors, Dr. David B. Weiner, acts as a consultant to PLS.

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
In 2020, the Company received a sub-grant through Wistar for the preclinical development and translational studies of DNA-Encoded Monoclonal Antibodies (DMAbs) as countermeasures for COVID-19 for a total of $12.5 million in funding which was completed in September 2025.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the years ended December 31, 2025 and 2024, the Company recorded $871,000 and $482,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to the collaborative research agreements and patents. Research and development expenses recorded from Wistar for the years ended December 31, 2025 and 2024 were $328,000 and $1.5 million, respectively. As of December 31, 2025 and 2024, the Company had a prepaid expense and other asset balance of $38,000 and $1.2 million, respectively, and an accounts payable and accrued liability balance of $74,000 and $1.4 million, respectively, related to Wistar.

12. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos Therapeutics ("Geneos") to develop and commercialize neoantigen-based personalized cancer therapies. The Company's Chief Scientific Officer Dr. Laurent Humeau is on the Board of Directors of Geneos. The Company's director Dr. David B. Weiner is the Chairman of the Scientific Advisory Board of Geneos.
As of December 31, 2025, the Company held 23% of the outstanding equity of Geneos, on an as-converted to common stock basis. The Company accounts for its common stock investment in Geneos as an equity method investment under ASC 323. Due to continuing net losses of Geneos, the Company’s investment had been reduced to $0 as of each of December 31, 2025 and 2024. The Company has not made any further investment in Geneos. The Company will not reduce its investment below $0 and will not record its share of further net losses of Geneos, as the Company has no obligation to fund Geneos.
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

13. Segment Information

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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Year Ended December 31,
	2025	2024

Revenue from collaborative arrangement	$65,343	$217,756
Less:
Research and development:
INO-3107	13,167,279	29,930,344
INO-3112 and other Immuno-oncology	2,336,954	3,358,562
Other research and development programs (a)	3,868,450	2,943,744
Engineering and device-related	18,102,947	19,393,929
Stock-based compensation	1,481,476	2,821,226
Other unallocated expenses	15,249,768	17,172,535
General and administrative	32,680,573	36,996,338
Total operating expenses	86,887,447	112,616,678
Interest income	2,420,160	4,766,993
Interest expense	—	(177,833)
Change in fair value of common stock warrant liabilities	493,231	2,808,608
Gain (loss) on investment in affiliated entity	489,844	(1,166,443)
Net unrealized gain on available-for-sale equity securities	1,114,781	2,077,182
Other expense, net	(2,641,813)	(3,163,711)
Net loss	$(84,945,901)	$(107,254,126)

(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

14. Subsequent Events
On January 27, 2026, the Company amended each of its outstanding Series A Warrants, issued in the July 2025 Offering, to extend the expiration date to March 31, 2026. The Series A Warrants may be exercised at any time, in whole or in part, and were originally to expire on January 28, 2026, which is 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of its Biologic License Application for INO-3107.