Form 10-Q
period 2026-03-31
INOVIO PHARMACEUTICALS, INC.
filed 2026-05-13
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 82,273,237 as of May 12, 2026.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2026

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:
•In December 2025, the FDA accepted INOVIO’s BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with Recurrent Respiratory Papillomatosis (RRP). The FDA denied INOVIO’s request for a priority review, which is typically 6 months, but assigned a standard 10-month review period with a Prescription Drug User Fee Act (PDUFA) target date of October 30, 2026. In the file acceptance letter the FDA noted as a potential review issue its preliminary conclusion that the company had not provided adequate information to justify eligibility for the accelerated approval pathway. In January 2026, INOVIO requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA agreed to an informal meeting and requested that INOVIO complete an assessment aid. INOVIO submitted the assessment aid in February 2026. In April 2026, the FDA completed its mid-cycle review of the BLA, where no new significant issues were raised. As a part of the mid-cycle review communications, the FDA reiterated their intention to schedule the previously agreed to informal meeting to discuss their preliminary commentary on eligibility for review under the accelerated approval program. INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval, meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments, however the FDA may not agree with INOVIO’s position and may decide INO-3107 is not eligible for review under the accelerated approval program. INOVIO is not currently planning to seek approval for its BLA for INO-3107 under the traditional pathway, which could potentially require INOVIO to conduct a Phase 3 trial, the design of which would need to be agreed with the FDA and would be at a substantial cost.
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
•We face intense and increasing competition and steps taken by our competitors, such as the full approval of PAPZIMEOS for the treatment of RRP or the introduction of other new, disruptive technology, may impede our ability to develop and commercialize our DNA medicines.
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
•We have entered into collaborations with Chinese companies and may rely on clinical materials and device components manufactured in China for our development efforts. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,271,650	$44,273,319
Short-term investments	11,409,607	14,239,145
Prepaid expenses and other current assets, including from affiliated entity	1,758,348	2,610,882
Total current assets	39,439,605	61,123,346
Fixed assets, net	2,210,759	2,527,603
Investments in affiliated entity	—	2,103,688
Operating lease right-of-use assets	6,114,303	6,542,923
Other assets	2,012,475	2,012,475
Total assets	$49,777,142	$74,310,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,267,415	$11,053,618
Accounts payable and accrued expenses due to affiliated entity	—	74,473
Accrued clinical trial expenses	817,331	650,680
Common stock warrant liabilities	24,929,459	29,067,162
Operating lease liability	2,908,820	2,822,622
Total current liabilities	37,923,025	43,668,555
Operating lease liability, net of current portion	5,786,235	6,545,204
Total liabilities	43,709,260	50,213,759
Stockholders’ equity:
Preferred stock	—	—
Common stock	69,773	68,997
Additional paid-in capital	1,841,482,163	1,839,830,405
Accumulated deficit	(1,834,847,961)	(1,815,165,163)
Accumulated other comprehensive loss	(636,093)	(637,963)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	6,067,882	24,096,276
Total liabilities and stockholders’ equity	$49,777,142	$74,310,035

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Revenue from collaborative arrangement	$—	$65,343
Operating expenses:
Research and development	14,070,107	16,090,902
General and administrative	7,879,886	9,024,970
Total operating expenses	21,949,993	25,115,872
Loss from operations	(21,949,993)	(25,050,529)
Other income (expense):
Interest income	439,593	808,077
Change in fair value of common stock warrant liabilities	4,137,703	3,712,872
(Loss) gain on investment in affiliated entity	(2,103,688)	695,131
Net unrealized gain on available-for-sale equity securities	79,077	140,234
Other expense, net	(285,490)	(482)
Net loss	$(19,682,798)	$(19,694,697)
Net loss per share
Basic and diluted	$(0.28)	$(0.51)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	69,101,910	38,613,653

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(19,682,798)	$(19,694,697)
Other comprehensive loss:
Unrealized gain on short-term investments, net of tax	1,870	14,347
Comprehensive loss	$(19,680,928)	$(19,680,350)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	9	$—	68,996,647	$68,997	$1,839,830,405	$(1,815,165,163)	$(637,963)	$24,096,276
Issuance of common stock for cash	—	—	667,074	667	1,083,360	—	—	1,084,027
Vesting of RSUs, net of tax payments	—	—	109,516	109	(130,346)	—	—	(130,237)
Stock-based compensation	—	—	—	—	698,744	—	—	698,744
Net loss	—	—	—	—	—	(19,682,798)	—	(19,682,798)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	1,870	1,870
Balance at March 31, 2026	9	$—	69,773,237	$69,773	$1,841,482,163	$(1,834,847,961)	$(636,093)	$6,067,882

	Three Months Ended March 31, 2025
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	518,670	519	1,101,630	—	—	1,102,149
Vesting of RSUs, net of tax payments	—	—	55,694	56	(74,275)	—	—	(74,219)
Stock-based compensation	—	—	—	—	1,399,349	—	—	1,399,349
Net loss	—	—	—	—	—	(19,694,697)	—	(19,694,697)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,347	14,347
Balance at March 31, 2025	9	$—	36,674,355	$36,674	$1,801,789,329	$(1,749,913,959)	$(661,320)	$51,250,724

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,682,798)	$(19,694,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316,844	371,367
Amortization of operating lease right-of-use assets	428,620	372,083
Change in fair value of common stock warrant liabilities	(4,137,703)	(3,712,872)
Non-cash stock-based compensation	698,744	1,399,349
Amortization of discounts on investments	(10,062)	(386)
Loss on sales of short-term investments	284,690	482
Loss (gain) on equity investment in affiliated entity	2,103,688	(695,131)
Net unrealized gain on available-for-sale equity securities	(79,077)	(140,234)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including from affiliated entity	852,534	184,616
Accounts payable and accrued expenses, including due to affiliated entity	(1,860,676)	(4,161,751)
Accrued clinical trial expenses	166,651	(202,623)
Operating lease right-of-use assets and liabilities, net	(672,771)	(594,230)
Net cash used in operating activities	(21,591,316)	(26,874,027)
Cash flows from investing activities:
Purchases of investments	(2,976,627)	—
Proceeds from sale of investments	4,612,484	7,620
Proceeds from maturity of investments	1,000,000	—
Purchases of capital assets	—	(59,373)
Net cash provided by (used in) investing activities	2,635,857	(51,753)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,084,027	1,102,149
Taxes paid related to net share settlement of equity awards	(130,237)	(74,219)
Net cash provided by financing activities	953,790	1,027,930
Decrease in cash and cash equivalents	(18,001,669)	(25,897,850)
Cash and cash equivalents, beginning of period	44,273,319	65,813,297
Cash and cash equivalents, end of period	$26,271,650	$39,915,447

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations
Inovio Pharmaceuticals, Inc. (the “Company” or “INOVIO”) is a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from HPV-related diseases, cancer and infectious diseases. INOVIO's platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
INOVIO uses proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. The Company's proprietary investigational CELLECTRA® devices are designed to deliver the DNA medicines into the body's cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
INOVIO's lead candidate is INO-3107, an investigational DNA medicine developed for the treatment of recurrent respiratory papillomatosis (RRP), a chronic, rare and debilitating disease of the respiratory tract caused by HPV infection. In its completed Phase 1/2 clinical trial of INO-3107 for the treatment of HPV-6 and HPV-11-associated RRP, 81.3% of patients experienced a reduction in the number of surgical interventions in the year following administration of INO-3107, when compared with the year prior to treatment.
In addition to its development efforts with INO-3107, INOVIO is actively developing or planning to develop DNA medicines for other indications, including HPV-related oropharyngeal squamous cell carcinoma (OPSCC) and anal dysplasia; glioblastoma multiforme (GBM), a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. The Company is also working to identify partnership opportunities to advance its DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody (DMAb) technology, which has shown great potential across multiple disease targets through the production of monoclonal antibodies or missing defective proteins within the body.
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
The Company's partners and collaborators include Akeso, ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Dana-Farber Cancer Institute, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, International Vaccine Institute (IVI), Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
INOVIO was incorporated in Delaware in May 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three months ended March 31, 2026 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of March 31, 2026 and December 31, 2025, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $19.7 million for the three months ended March 31, 2026. The Company had working capital of $1.5 million and an accumulated deficit of $1.8 billion as of March 31, 2026. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On April 6, 2026, the Company closed an underwritten public offering (the “April 2026 Offering”) relating to the issuance and sale by the Company of 12,500,000 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 12,500,000 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “2026 Series A Warrants”) and Series B warrants to purchase up to 12,500,000 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “2026 Series B Warrants” and, together with the 2026 Series A Warrants, the “2026 Warrants”), at a combined public offering price of $1.40 per share of common stock and accompanying 2026 Warrants. The net proceeds to the Company from the April 2026 Offering were $16.0 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On November 12, 2025, the Company closed an underwritten public offering (the “November 2025 Offering”) relating to the issuance and sale of 15,131,700 shares of its common stock, par value $0.001 per share, at an offering price of $1.90 per share. The net proceeds to the Company from the November 2025 Offering were $26.6 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On July 7, 2025, the Company closed an underwritten public offering (the “July 2025 Offering”) relating to the issuance and sale by the Company of 14,285,715 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 14,285,715 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “2025 Series A Warrants”) and Series B warrants to purchase up to 14,285,715 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant) (the “2025 Series B Warrants” and, together with the 2025 Series A Warrants, the “2025 Warrants”), at a combined public offering price of $1.75 per share of common stock and accompanying 2025 Warrants. The net proceeds to the Company from the July 2025 Offering were $22.4 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
Going Concern
The Company’s cash, cash equivalents and short-term investments of $37.7 million as of March 31, 2026, together with the net proceeds of $16.0 million from the April 2026 Offering, which closed on April 6, 2026 (subsequent to the balance sheet date), are expected to be sufficient to support the Company's planned operations into the first quarter of 2027. The Company has incorporated the April 2026 Offering proceeds into its going concern analysis as a recognized subsequent event. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of $16.0 million from the April 2026 Offering, $49.0 million from equity offerings during the year ended December 31, 2025, and the receipt of net proceeds of $1.1 million under Sales Agreements for both the three months ended March 31, 2026 and year ended December 31, 2025. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the late fourth quarter of 2026. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2026 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in the Annual Report.

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of March 31, 2026 and December 31, 2025:

		As of March 31, 2026
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$7,120,324	$—	$(251,848)	$6,868,476
U.S. treasury securities	Less than 1	1,986,267	—	(47)	1,986,220
Certificates of deposit	Less than 1	2,000,000	7,314	—	2,007,314
U.S. agency mortgage-backed securities	*	927,983	—	(380,386)	547,597
		$12,034,574	$7,314	$(632,281)	$11,409,607

		As of December 31, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$10,771,176	$—	$(330,925)	$10,440,251
Certificates of deposit	Less than 1	2,981,626	7,796	(261)	2,989,161
U.S. agency mortgage-backed securities	*	1,198,722	—	(388,989)	809,733
		$14,951,524	$7,796	$(720,175)	$14,239,145
*No single maturity date.
During the three months ended March 31, 2026 and 2025, the Company recorded gross realized gains on investments of $200 and $200, respectively, and gross realized losses on investments of $285,000 and $700, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded net unrealized gains on available-for-sale equity securities of $79,000 and $140,000, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of March 31, 2026, the Company had 8 available-for-sale securities with an aggregate total unrealized loss of $632,000. All of these securities had been in a loss position for longer than 12 months as of March 31, 2026.

The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of March 31, 2026 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2026, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of March 31, 2026:

	Fair Value Measurements at
	March 31, 2026
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$6,868,476	$6,868,476	$—	$—
U.S. treasury securities	1,986,220	1,986,220	—	—
Certificates of deposit	2,007,314	—	2,007,314	—
U.S. agency mortgage-backed securities	547,597	—	547,597	—
Total short-term investments	11,409,607	8,854,696	2,554,911	—

Liabilities:
Common stock warrant liabilities	24,929,459	$—	$—	24,929,459
Total liabilities	$24,929,459	$—	$—	$24,929,459

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of December 31, 2025:

	Fair Value Measurements at
	December 31, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$10,440,251	$10,440,251	$—	$—
Certificates of deposit	2,989,161	—	2,989,161	—
U.S. agency mortgage-backed securities	809,733	—	809,733	—
Total short-term investments	14,239,145	10,440,251	3,798,894	—

Investment in affiliated entity	2,103,688	2,103,688	—	—
Total assets measured at fair value	$16,342,833	$12,543,939	$3,798,894	$—

Liabilities:
Common stock warrant liabilities	29,067,162	—	—	29,067,162
Total liabilities	$29,067,162	$—	$—	$29,067,162

As of December 31, 2025, Level 1 assets consisted of mutual funds and the Company’s investment in its affiliated entity, Plumbline Life Sciences, Inc. (“PLS”), which was valued at $2.1 million based on the closing price of PLS's common stock on the Korea New Exchange Market at that date. See Note 9 for additional information. As of March 31, 2026, PLS is not included in the fair value table above because, as described in Notes 4 and 9, the Company reclassified its investment in PLS from Level 1 to Level 3 during the three months ended March 31, 2026 and determined that the fair value of the investment was $0 as of March 31, 2026. Unrealized gains and losses on the Company's investment in affiliated entity are reported in the consolidated statement of operations as a gain or loss on investment in affiliated entity.
During the three months ended March 31, 2026, trading of PLS’s common stock was suspended by the Korea New Exchange Market due to capital impairment, and PLS was subsequently granted an improvement period. Due to the trading suspension and the lack of observable market transactions, the Company determined that the market for PLS’s common stock was not active and that the last quoted market price was not indicative of fair value.
Accordingly, as of March 31, 2026, the Company reclassified its investment in PLS from Level 1 to Level 3 within the fair value hierarchy. The Company estimated the fair value of the investment using a valuation approach incorporating significant unobservable inputs, including the investee’s financial condition, ongoing operating losses, limited revenue generation, reliance on external financing, and the risk of restructuring or delisting, as well as the potential for significant dilution to existing shareholders. Based on these factors, the Company determined that the fair value of its investment in PLS was $0 as of March 31, 2026.
Level 1 assets at March 31, 2026 consisted of mutual funds and U.S. treasury securities. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities.
Level 2 assets at March 31, 2026 and December 31, 2025 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
The Company held no Level 3 assets with a carrying value greater than $0 as of March 31, 2026 or December 31, 2025.
The following table presents the changes in the Company's Level 3 assets for the three months ended March 31, 2026:

Level 3 Assets
Balance at December 31, 2025	$—
Transfer from Level 1 to Level 3	2,103,688
Decrease in fair value recorded as a loss on investment in affiliated entity	(2,103,688)
Balance at March 31, 2026	$—
Level 3 liabilities held as of March 31, 2026 and December 31, 2025 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's two underwritten public offerings that closed in July 2025 and December 2024, respectively. The Company has classified the common stock warrant liabilities as current liabilities on the condensed consolidated balance sheet because the warrants may be exercised at any time at the option of the holder, and the Company may be required to settle the warrant liabilities in cash upon the occurrence of certain fundamental transactions, which could occur within twelve months of the balance sheet date. See Note 6 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liabilities at each reporting date utilizing a Black-Scholes pricing model.
The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series B warrants:

	December 31, 2025	March 31, 2026
Risk-free interest rate	3.7%	3.8%
Expected volatility	88%	89%
Expected life in years	4.5	4.3
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the December 2024 warrants:

	December 31, 2025	March 31, 2026
Risk-free interest rate	3.6%	3.8%
Expected volatility	91%	89%
Expected life in years	4	4
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series A warrants on December 31, 2025, which expired on March 31, 2026:

December 31, 2025
Risk-free interest rate	3.7%
Expected volatility	127%
Expected life in years	0.08
Dividend yield	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that is representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the December 2024 and July 2025 Warrants or best estimate of this term. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the December 2024 and July 2025 Warrants.
During the three months ended March 31, 2026, the July 2025 Series A Warrants expired unexercised, resulting in their fair value being reduced to zero. As a result, and together with the change in the underlying valuation assumptions, the Company recorded a decrease in fair value of the warrant liabilities of $4.1 million and $3.7 million on the condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively.
Upon exercise of the December 2024 and July 2025 Series B Warrants, the related warrant liability will be reclassified from liabilities to stockholders' equity immediately prior to exercise.
The following table presents the change in fair value of the Company’s total Level 3 financial liabilities for the three months ended March 31, 2026:

Common Stock Warrant Liabilities
Balance at December 31, 2025	$29,067,162
Expiration of 2025 Series A common stock warrants issued in July 2025	(3,294,975)
Decrease in fair value of 2025 Series B common stock warrants issued in July 2025	(180,130)
Decrease in fair value of common stock warrants issued in December 2024	(662,598)
Balance at March 31, 2026	$24,929,459

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid clinical expenses	$399,555	$1,010,910
Other prepaid expenses, including from affiliated entity	1,358,793	1,599,972
	$1,758,348	$2,610,882

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Trade accounts payable	$1,988,201	$2,544,675
Accrued compensation	6,010,161	7,368,318
Other accrued expenses	1,269,053	1,140,625
	$9,267,415	$11,053,618

6. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of March 31, 2026 and December 31, 2025:

			Outstanding as of
	Authorized	Issued	March 31, 2026	December 31, 2025
Common Stock, par value $0.001 per share	600,000,000	69,773,237	69,773,237	68,996,647
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Offering of Common Stock
On November 12, 2025, the Company closed the November 2025 Offering (see “Liquidity” in Note 2 above).
Offerings of Common Stock and Warrants
On April 6, 2026, the Company closed the April 2026 Offering (see “Liquidity in Note 2 above).
In connection with the April 2026 Offering, the Company issued 2026 Series A and 2026 Series B Warrants, together the “2026 Warrants”, each with an initial exercise price per share of $1.40 per share (or $1.399 per Pre-Funded Warrant). The 2026 Series A Warrants are exercisable at any time, in whole or in part, and will expire on April 6, 2027. The 2026 Series B Warrants are exercisable at any time, in whole or in part, and will expire on April 6, 2031. As the 2026 Warrants are not indexed to the Company's common stock, the Company will record a liability for the 2026 Warrants at fair value upon issuance on the Company's condensed consolidated balance sheet. The common stock warrant liability will be remeasured to fair value at the end of each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.
A holder of the 2026 Warrants will not be entitled to exercise any portion of such 2026 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99% (or, upon election by the holder prior to the issuance of the Warrant, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the 2026 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise a 2026 Series A Warrant or a 2026 Series B Warrant for common stock due to the foregoing limitation, then the holder may exercise such 2026 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $0.001. In addition, in certain circumstances, upon a fundamental transaction (as described in the 2026 Warrants), a holder of 2026 Warrants will be entitled to receive, upon exercise of the 2026 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2026 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the 2026 Warrant holder may elect to have the Company or the successor entity purchase the holder’s 2026 Warrant for its fair market value measured by the Black-Scholes method.
On July 7, 2025, the Company closed the July 2025 Offering (see “Liquidity” in Note 2 above).
In connection with the July 2025 Offering, the Company issued 2025 Series A and 2025 Series B Warrants, together the “2025 Warrants”, each with an initial exercise price per share of $1.75 (or $1.749 per Pre-Funded Warrant). The 2025 Series A Warrants were exercisable at any time, in whole or in part, and were originally scheduled to expire on the date that is the earlier of (i) July 7, 2026 or (ii) 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of a Biologic License Application for INO-3107. The 2025 Series A Warrants were subsequently amended on January 27, 2026 to extend their expiration date to March 31, 2026, and expired on that date. The 2025 Series B Warrants are exercisable at any time, in whole or in part, and will expire on July 7, 2030.
A holder of the 2025 Warrants will not be entitled to exercise any portion of such 2025 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99% (or, upon election by the holder prior to the issuance of the 2025 Warrant, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the 2025 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise a 2025 Series A Warrant or a 2025 Series B Warrant for common stock due to the foregoing limitation, then the holder may exercise such 2025 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $0.001. In addition, in certain circumstances, upon a fundamental transaction (as described in the 2025 Warrants), a holder of 2025 Warrants will be entitled to receive, upon exercise of the 2025 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2025 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the 2025 Warrant holder may elect to have the Company or the successor entity purchase the holder’s 2025 Warrant for its fair market value measured by the Black-Scholes method.
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
In July 2025, all of the 2,135,477 April 2024 Pre-Funded Warrants were exercised in full, with proceeds to the Company of $2,000.
Common Stock Warrants
The following table summarizes the common stock warrants outstanding as of March 31, 2026 and December 31, 2025:

			As of March 31, 2026		As of December 31, 2025
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2024 Offering	$3.76	December 16, 2029	10,000,000	$8,305,196	10,000,000	$8,967,794
July 2025 Offering - Series A	$1.75	(1)	—	—	13,564,288	3,294,975
July 2025 Offering - Series B	$1.75	July 7, 2030	14,285,715	16,624,263	14,285,715	16,804,393
Total			24,285,715	$24,929,459	37,850,003	$29,067,162

(1) The 2025 Series A Warrants were originally scheduled to expire on January 28, 2026, which is 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration's acceptance of its Biologic License Application for INO-3107. On January 27, 2026, the Company amended each of its 13,564,288 outstanding 2025 Series A Warrants to extend the expiration date from January 28, 2026 to March 31, 2026. All such warrants remained unexercised and expired on March 31, 2026 in accordance with their amended terms.

As of March 31, 2026 and December 31, 2025, 721,427 of the Series A Warrants issued in the July 2025 Offering had been exercised, with proceeds to the Company of $1.3 million. No 2025 Series B Warrants had been exercised.
As of March 31, 2026 and December 31, 2025, no Warrants issued in the December 2024 Offering had been exercised.
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
During the three months ended March 31, 2026, the Company sold 667,074 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $1.65 per share, resulting in aggregate net proceeds of $1.1 million. During the three months ended March 31, 2025, the Company sold 518,670 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of March 31, 2026, there was $56.8 million of remaining capacity under the 2024 Sales Agreement. On April 1, 2026 the Company notified the Sales Agent that it was suspending and terminating the prospectus, dated August 13, 2024 (the “ATM Prospectus”), related to the Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus is filed. The Sales Agreement remains in full force and effect.
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
The 2023 Plan was originally approved by stockholders on May 16, 2023. The amendment and restatement to the plan was approved by stockholders on May 20, 2025. The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 3,366,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At March 31, 2026, the Company had 6,688 shares of common stock available for future grant under the 2023 Plan, 1,227,643 shares underlying outstanding RSUs and 2,061,115 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on February 27, 2035.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At March 31, 2026, the Company had 37,688 shares underlying outstanding but unvested RSUs and options outstanding to purchase 887,799 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At March 31, 2026, the Company had 67,061 shares of common stock available for future grant under the 2022 Inducement Plan, 7,499 shares underlying outstanding but unvested RSUs and options outstanding to purchase 73,451 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At March 31, 2026, the Company had options outstanding to purchase 14,631 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

7. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. The outstanding April 2024 Pre-Funded Warrants (see Note 6) were included in the weighted-average common shares outstanding in the basic net loss per share calculation for the three months ended March 31, 2025 given their nominal exercise price. In July 2025, these April 2024 Pre-Funded Warrants were exercised in full.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three months ended March 31, 2026 and 2025, basic and diluted net loss per share were the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs and performance-and market-based RSUs would have been anti-dilutive.
Basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 are calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(19,682,798)	$(19,694,697)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	69,101,910	36,478,176
Weighted-average shares underlying pre-funded warrants	—	2,135,477
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	69,101,910	38,613,653
Net loss per share
Basic and diluted	$(0.28)	$(0.51)

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Warrants to purchase common stock	24,285,715	10,000,000
Options to purchase common stock	3,036,996	1,748,184
Service-based restricted stock units	1,272,830	573,720
Performance-and market-based restricted stock units	80,818	128,800
Convertible preferred stock	275	275
Total	28,676,634	12,450,979

8. Stock-Based Compensation
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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.72%	4.07%
Expected volatility	95%	107%
Expected life in years	5.8	5.6
Dividend yield	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 was $687,000 and $1.4 million, respectively, of which $275,000 and $547,000, respectively, was included in research and development expenses, and $412,000 and $821,000, respectively, was included in general and administrative expenses.
At March 31, 2026, there was $2.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.34 and $1.60 for employee and director stock options granted during the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026, there was $2.5 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted average grant date fair value per share was $1.73 and $1.95 for service-based RSUs granted during the three months ended March 31, 2026 and 2025, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three months ended March 31, 2026 and 2025 was $11,000 and $32,000, respectively.
Performance-and Market-Based RSUs
In May 2024, the Company granted performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of March 31, 2026, 72,068 performance-and market-based RSU's were outstanding.
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
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of March 31, 2026, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For both the three months ended March 31, 2026 and 2025, the Company recognized $19,000 in stock-based compensation for the Market-based RSUs.

9. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of March 31, 2026, representing an ownership interest of 14.5%. The Company's investment in PLS is recorded as investment in affiliated entity on the condensed consolidated balance sheet and was valued at $0 and $2.1 million, as of March 31, 2026 and December 31, 2025, respectively. The value as of December 31, 2025 was based on the closing price of the shares on the Korea New Exchange Market at the balance sheet date.
During the three months ended March 31, 2026, trading of PLS’s common stock was suspended by the Korea New Exchange Market due to capital impairment, and PLS was subsequently granted an improvement period. Due to the trading suspension and the lack of observable market transactions, the Company determined that the market for PLS’s common stock was not active and that the quoted market price was not indicative of fair value. Accordingly, as of March 31, 2026, the Company estimated the fair value of its investment in PLS using a valuation approach based on significant unobservable inputs and concluded that the fair value of the investment was $0. See Note 4 for additional information.
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
In 2022, the Company received a $1.2 million sub-grant through Wistar, which was amended in 2024 to $2.4 million, in 2025 to $2.6 million, and in March 2026 to $5.6 million, with funding through November 2026, with an option for an additional $1.0 million in funding that extends the sub-grant through November 2027. The Company will support the Wistar lead consortium in the research and development of synthetic DNA-launched nanoparticles (DLNPs) for vaccination against HIV infection.

Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three months ended March 31, 2026 and 2025, the Company recorded $39,000 and $286,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to collaborative research agreements and patents. Research and development expenses recorded from Wistar for the three months ended March 31, 2026 and 2025 was $105,000 and $0, respectively. At March 31, 2026 and December 31, 2025, the Company had a prepaid expense and other assets balance of $34,000 and $38,000, respectively, and an accounts payable and accrued liability balance of $0 and $74,000, respectively, related to Wistar.

10. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of March 31, 2026 of 1.1 to 3.8 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of March 31, 2026, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2026	$2,704,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	10,147,000
Less: present value adjustment	(1,452,000)
Total operating lease liabilities	8,695,000
Less: current portion	(2,909,000)
Long-term operating lease liabilities	$5,786,000

Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were $573,000 and $515,000, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.

As of March 31, 2026, the Company has four active subleases for a total of approximately 25,000 square feet in its Plymouth Meeting headquarters with two sublease periods through December 31, 2026, one through December 31, 2027 and one through December 31, 2029.
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
On March 5, 2026, a purported shareholder derivative complaint, Shin v. Shea, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming Jacqueline Shea, the Company’s Chief Executive Officer, Peter Kies, the Company’s Chief Financial Officer, and seven current directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, internal controls and operations. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms.
On March 16, 2026, a second shareholder derivative complaint was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Pepito v. Shea, et al.; and on May 1, 2026, a third shareholder derivative complaint was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Panes v. Shea, et al. Both complaints assert substantially similar claims as the Shin action and name the same defendants. On March 23, 2026, the plaintiffs in the first two derivative actions stipulated to consolidating the cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation.
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

11. Collaborative Agreements

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
During the three months ended March 31, 2026 and 2025, the Company received $0 and $65,000, respectively, from the ApolloBio Agreement that was recorded as revenue.

12. Income Taxes
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
 For the three months ended March 31, 2026 and 2025, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

13. Geneos Therapeutics, Inc.
In 2016, the Company formed Geneos Therapeutics (“Geneos”) to develop and commercialize neoantigen‑based personalized cancer therapies. The Company’s Chief Scientific Officer, Dr. Laurent Humeau, serves on the Board of Directors of Geneos, and the Company’s director, Dr. David B. Weiner, serves as Chairman of Geneos’ Scientific Advisory Board. The Company continues to exclusively license its immunotherapy platform and CELLECTRA® technology to Geneos for use in the field of personalized, neoantigen‑based cancer therapies. The exclusive license agreement provides for potential royalty payments to the Company upon the commercialization of licensed products by Geneos.
As of March 31, 2026 and December 31, 2025, the Company held approximately 9% and 23%, respectively, of the outstanding equity interests of Geneos on an as-converted to common stock basis. The decrease in the Company's ownership interest during the three months ended March 31, 2026 resulted from the issuance of preferred equity securities by Geneos to third-party investors during the first quarter of 2026, in which the Company did not participate.
The Company evaluated the impact of the ownership dilution and the preferred equity financing under the guidance in ASC 323. Notwithstanding the reduction in the Company's ownership interest to below 20%, the Company determined that it retains the ability to exercise significant influence over Geneos based on the following qualitative factors: (i) the Company holds a seat on the Board of Directors of Geneos through its Chief Scientific Officer; (ii) the Company participates substantively in Geneos’ scientific and strategic decision-making through its ongoing research and development activities; and (iii) the Company maintains an exclusive licensing relationship with Geneos that is integral to Geneos’ operations. Accordingly, the Company continues to account for its investment in Geneos as an equity method investment under ASC 323.
Due to Geneos' continuing net losses, the carrying value of the Company’s investment in Geneos was $0 as of March 31, 2026 and December 31, 2025. In accordance with ASC 323‑10‑35‑20, the Company has not recorded its share of Geneos’ losses in excess of its investment balance, as the Company has no obligation, whether explicit or implicit, to provide additional financial support to Geneos and has not committed to fund Geneos’ future operations. Summarized financial information for Geneos has not been presented, as the Company's investment in Geneos is not material to the Company's consolidated financial position or results of operations.

14. Segment Information
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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Three Months Ended March 31,
	2026	2025

Revenue from collaborative arrangement	$—	$65,343
Less:
Research and development:
INO-3107	4,005,292	3,507,342
INO-3112 and other Immuno-oncology	365,228	684,449
Other research and development programs (a)	1,083,283	738,060
Engineering and device-related	4,041,116	5,061,810
Stock-based compensation	276,912	553,394
Other unallocated expenses	4,298,276	5,545,847
General and administrative	7,879,886	9,024,970
Total operating expenses	21,949,993	25,115,872
Interest income	439,593	808,077
Change in fair value of common stock warrant liabilities	4,137,703	3,712,872
(Loss) gain on investment in affiliated entity	(2,103,688)	695,131
Net unrealized gain on available-for-sale equity securities	79,077	140,234
Other expense, net	(285,490)	(482)
Net loss	$(19,682,798)	$(19,694,697)

(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

15. Subsequent Event
On April 6, 2026, the Company closed an underwritten public offering (the “April 2026 Offering”) relating to the issuance and sale by the Company of 12,500,000 shares of its common stock, par value $0.001 per share, and accompanying 2026 Warrants, at a combined public offering price of $1.40 per share of common stock and accompanying 2026 Warrants. The net proceeds to the Company from the April 2026 Offering were $16.0 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company. In connection with the April 2026 Offering, the Company issued the 2026 Series A Warrants and 2026 Series B Warrants. The Company has evaluated the terms of the 2026 Warrants and determined that, consistent with the analysis applied to the December 2024 Warrants and July 2025 Warrants, the 2026 Warrants are not indexed to the Company's common stock and therefore will be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value recognized in the condensed consolidated statements of operations. The Company will record the initial fair value of the 2026 Warrant liabilities in the second quarter of 2026.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K, or 2025 Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on March 12, 2026. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures made in our 2025 Annual Report under the caption “Risk Factors” and in our audited consolidated financial statements and related notes.
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

Overview
We are a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from HPV-related diseases, cancer and infectious diseases. Our platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
We use proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational

CELLECTRA® devices are designed to deliver the DNA medicines into the body’s cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
Our lead candidate is INO-3107, an investigational DNA medicine developed for the treatment of recurrent respiratory papillomatosis, or RRP, a chronic, rare and debilitating disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Although mostly benign, these papillomas can extend into the lungs, carrying a higher risk of respiratory complications and malignant transformation. The current standard of care for RRP is repeated invasive surgery, which comes with its own significant risks and costs to patients. INO-3107 is designed to elicit an antigen-specific T cell response against both HPV-6 and HPV-11 proteins. These targeted T cells seek out and kill HPV-6 and HPV-11 infected cells, with the aim of potentially preventing or slowing the growth of new papillomas and reducing the need for surgery.
In January 2026, a new position statement was published in The Laryngoscope (S. R.Best, A. D.Friedman, C. A.Rosen, et al.,“Recurrent Respiratory Papillomatosis Foundation Position Statement on the Management of Adults With RRP,” The Laryngoscope (2026): 1–11, https://doi.org/10.1002/lary.70379) outlining a contemporary, evidence-based approach to the management of adults with RRP and highlighting the benefits of HPV-specific immunotherapy to address the underlying disease that causes RRP. The paper was sponsored by the Recurrent Respiratory Papillomatosis Foundation (RRPF), a patient advocacy organization, and authored by 16 leading physicians in the field of RRP. The paper recommends HPV-specific immunotherapy as the preferred first-line treatment for adults with RRP, including PAPZIMEOS™, a competitor’s product that was approved by the U.S. Food and Drug Administration, or FDA, in August 2025, as well as INO-3107, should it be approved. PAPZIMEOS, a gorilla adenoviral vector-based immunotherapy, is administered as adjuvant treatment following surgical debulking. Unlike INO-3107, PAPZIMEOS requires additional surgery prior to its third and fourth doses if visible papilloma are present to maintain a state of minimal residual disease as part of its treatment regimen. Because of this difference and other advantages, we believe INO-3107 has the potential to become the preferred treatment of both patients and their healthcare providers based on clinical results and tolerability data to date, and the simplicity of its patient-centric treatment regimen, should it receive approval from the FDA.
In 2023, we received feedback from the FDA that the data from our completed trial of INO-3107 could be used to support the submission of a Biologic License Application, or BLA, for review under the FDA’s accelerated approval program. Utilizing our breakthrough therapy designation, we requested rolling submission of our BLA in July 2025 and reported in November 2025 that we had completed the BLA submission.
In December 2025, the FDA accepted our BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with RRP and set the Prescription Drug User Fee Act (PDUFA) target date for October 30, 2026. We are now focused on advancing INO-3107 through the regulatory process, which will involve continuing to interact with the FDA as they complete their review of our BLA. That includes addressing the preliminary potential review issue they noted in their file acceptance letter regarding eligibility for the accelerated approval program. In January 2026, we requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA agreed to meet and requested that INOVIO complete an assessment aid, which we submitted in February 2026. In April 2026 the FDA completed its mid-cycle review of the BLA, where no new significant issues were raised. As a part of the mid-cycle review communications, the FDA reiterated their intention to schedule the previously agreed to informal meeting to discuss their preliminary commentary on eligibility for review under the accelerated approval program. We are waiting to receive a meeting date. As previously disclosed, we are not currently planning to seek approval for our BLA for INO-3107 under the traditional pathway, which we anticipate could potentially require us to conduct a Phase 3 trial, the design of which would need to be agreed with the FDA and would be at a substantial cost. INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval by meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments, however the FDA may not agree with INOVIO’s position and may decide INO-3107 is not eligible for review under the accelerated approval program.
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

While the majority of our resources are focused on INO-3107, we continue to advance other pipeline candidates through partnerships and other strategic relationships. Toward this goal, in early 2026 we announced a collaboration with Akeso Inc. to evaluate INO-5412 in combination with their novel PD-1/CTLA-4 checkpoint inhibitor as a potential treatment for glioblastoma, one of the most complex, deadly, and treatment-resistant cancers, in a Phase 2 adaptive platform trial sponsored by the Dana-Farber Cancer Institute. INO-5412 is an investigational DNA medicine that combines INO-5401 and INO-9012 into a single vial as a potentially powerful cancer immunotherapy particularly when given in combination with checkpoint inhibitors. INO-5401 plus INO-9012 has been previously investigated as a potential therapeutic treatment targeting a number of cancers, including GBM and cancers exhibiting BRCA1 and BRCA2 mutations. Data from an ongoing Phase 2 trial in newly diagnosed GBM patients, highlighted in a 2022 oral presentation at the American Society of Clinical Oncology (ASCO), demonstrated that INO-5401 plus INO-9012 in combination with a PD-1 checkpoint inhibitor elicited robust immune responses that potentially correlated with enhanced survival. (Reardon D. et al, ASCO 2022). INO-5401 encodes for INOVIO’s SynCon® antigens for hTERT, WT1, and PSMA, which are antigens the National Cancer Institute has highlighted as important targets and designated as high priorities for cancer immunotherapy development. These three antigens have been reported to be over-expressed and often mutated in a variety of human cancers, including GBM. INO-9012 encodes for IL-12, which is a T cell immune activator.
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
Other pipeline candidates include those targeting HPV-related anal dysplasia; cancers in people with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We are also working to identify partnership opportunities to advance our DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody (DMAb) technology, which has shown great potential across multiple disease targets through the production of monoclonal antibodies or missing defective proteins within the body.
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
Our partners and collaborators include Akeso, ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Dana-Farber Cancer Institute, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
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
As of March 31, 2026, we had an accumulated deficit of $1.8 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting estimates since December 31, 2025. For a description of our critical accounting estimates and significant judgments used in the preparation of our condensed consolidated financial statements, refer to Note 3 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2025 Annual Report.

Results of Operations
Revenue. Total revenue was $0 and $65,000 for the three months ended March 31, 2026 and 2025, respectively, all of which was derived under the collaborative arrangement with ApolloBio.
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
The following table summarizes our research and development expense by product candidate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2026	2025	$	%
INO-3107	$4,005	$3,507	$498	14%
INO-3112 and other Immuno-oncology	365	685	(320)	(47)%
Other research and development programs (a)	1,083	738	345	47%
Engineering and device-related	4,041	5,062	(1,021)	(20)%
Stock-based compensation	277	553	(276)	(50)%
Other unallocated expenses	4,299	5,546	(1,247)	(22)%
Research and development expense	$14,070	$16,091	$(2,021)	(13)%

(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

The decrease in research and development expenses for the three-month period year over year was primarily the result of:
•$953,000 in lower employee and consultant compensation, including stock-based compensation;
•$571,000 in lower engineering professional and outside services related to our device development;
•$544,000 of lower expensed inventory;
•$334,000 in lower contract labor; and
•$245,000 in lower engineering and lab supplies.
These decreases were offset by:
•$910,000 in higher severance expense; and
•$431,000 in higher outside services related to INO-3107.
Contributions received from current grant agreements and recorded as contra-research and development expense were $51,000 and $286,000 for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily due to a decrease in expenses earned under the sub-grants through Wistar.
General and administrative expenses. General and administrative expenses, which include commercial, business development expenses and patent expenses, were $7.9 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively. Decreases for the three-month period year over year included:
•$762,000 in lower property taxes due to disputed payment made in the prior year which was subsequently refunded in the fourth quarter 2025; and
•$424,000 in lower employee and consultant stock-based compensation.

Stock-based compensation. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 was $687,000 and $1.4 million, respectively, of which $275,000 and $547,000, respectively, was included in research and development expenses, and $412,000 and $821,000, respectively, was included in general and administrative expenses. The decrease was primarily due to a lower weighted average grant date fair value of equity awards, affecting both current and prior period awards.
Interest income. Interest income for the three months ended March 31, 2026 and 2025 was $440,000 and $808,000, respectively. The decrease for the three-month period year over year was primarily due to a lower short-term investment balance.
Change in Fair Value of Common Stock Warrant Liabilities. The change in fair value of our common stock warrant liabilities of $4.1 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively, is related to the revaluation of the liability associated with the December 2024 Warrants and July 2025 Warrants, as defined below. We record the fair value of these December 2024 Warrants and July 2025 Warrants at each balance sheet date and will record gain or loss on the consolidated statement of operations for changes in fair value between balance sheet dates. During the three months ended March 31, 2026, the July 2025 Series A Warrants expired unexercised, and the remaining warrant liability was recognized as a gain in the condensed consolidated statement of operations, with no subsequent fair value remeasurement.
(Loss) gain on investment in affiliated entity. The (loss) gain reflects the change in the fair value of our investment in Plumbline Life Sciences, Inc. (PLS), which was of $(2.1) million and $695,000 for the three months ended March 31, 2026 and 2025, respectively. As of December 31, 2025, we measured our investment in PLS based on the quoted market price of its common stock on the Korea New Exchange Market. During the three months ended March 31, 2026, trading of PLS’s common stock was suspended, and we determined that the market for the security was not active. Accordingly, we reclassified the investment from Level 1 to Level 3 within the fair value hierarchy and estimated fair value using unobservable inputs. Based on our evaluation of PLS’s financial condition and the absence of observable market transactions, we determined that the fair value of our investment in PLS was $0 as of March 31, 2026.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three months ended March 31, 2026 and 2025 of $79,000 and $140,000, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense, net, for the three months ended March 31, 2026 and 2025 of $285,000 and $500, respectively, related primarily to the realized loss on short-term investments sold during the respective periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of March 31, 2026, we had cash, cash equivalents and short-term investments of $37.7 million and working capital of $1.5 million, as compared to $58.5 million and $17.5 million, respectively, as of December 31, 2025.
Cash Flows
Operating Activities
Net cash used in operating activities was $21.6 million and $26.9 million for the three months ended March 31, 2026 and 2025, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by (used in) investing activities was $2.6 million and $(52,000) for the three months ended March 31, 2026 and 2025, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $1.0 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, both of which were primarily related to net proceeds received from the sale of common stock under the Sales Agreements (defined below) during the respective periods.
Offering of Common Stock and Warrants

On April 6, 2026, we closed an underwritten public offering (the “April 2026 Offering”) relating to the issuance and sale by the Company of 12,500,000 shares of our common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 12,500,000 shares of our common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “2026 Series A Warrants”) and Series B warrants to purchase up to 12,500,000 shares of our common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “2026 Series B Warrants” and, together with the Series A Warrants, the “2026 Warrants”), at a combined public offering price of $1.40 per share of common stock and accompanying 2026 Warrants. The net proceeds to us from the April 2026 Offering were $16.0 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
On July 7, 2025, we closed an underwritten public offering, or the July 2025 Offering, relating to the issuance and sale of 14,285,715 shares of our common stock and accompanying 2025 Series A Warrants to purchase up to 14,285,715 shares of our common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001, or the Pre-Funded Warrants, in lieu thereof) at an exercise price of $1.75 per share of common stock (or $1.749 per Pre-Funded Warrant), or the 2025 Series A Warrants, and 2025 Series B warrants to purchase up to 14,285,715 shares of our common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.75 per share of Common Stock (or $1.749 per Pre-Funded Warrant), or the 2025 Series B Warrants, and, together with the 2025 Series A Warrants, the July 2025 Warrants, at a combined public offering price of $1.75 per share of common stock and accompanying July 2025 Warrants. The net proceeds from the July 2025 Offering were $22.4 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
The 2025 Series A Warrants were exercisable at any time, in whole or in part, and were originally to expire on January 28, 2026, which is 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of its Biologic License Application for INO-3107. On January 27, 2026, the Company amended each of its outstanding 2025 Series A Warrants to extend the expiration date from January 28, 2026 to March 31, 2026. All outstanding 2025 Series A Warrants expired unexercised on March 31, 2026 in accordance with their terms, and no 2025 Series A Warrants remain outstanding.
The 2025 Series B Warrants may be exercised at any time, in whole or in part, and will expire on July 7, 2030.
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
During the three months ended March 31, 2026, we sold 667,074 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $1.65 per share, resulting in aggregate net proceeds of $1.1 million. During the three months ended March 31, 2025, we sold 518,670 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of March 31, 2026, there was $56.8 million of remaining capacity under the 2024 Sales Agreement. On April 1, 2026 the Company notified the Sales Agent that it was suspending and terminating the prospectus, dated August 13, 2024 (the “ATM Prospectus”), related to the Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus is filed. The Sales Agreement remains in full force and effect.
Other Issuances of Common Stock
During the three months ended March 31, 2026 and 2025, no warrants or stock options were exercised and tax payments of $130,000 and $74,000, respectively, were made related to net share settlement of RSU awards.
Funding Requirements
As of March 31, 2026, we had an accumulated deficit of $1.8 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We have focused our resources on advancing INO-3107 toward potential U.S. approval and commercialization, while extending our cash runway. As part of this effort, we prioritized programs, spending, and resource allocation, including eliminating roles that do not directly support this objective. We expect our cash runway to extend into the first quarter of 2027, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the late fourth quarter of 2026. The condensed consolidated financial statements as of and for the three months ended March 31, 2026 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance, including for INO-3107. At March 31, 2026, we had approximately $2.1 million in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the three months ended March 31, 2026, there have been no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2026 at the reasonable assurance level. In reaching this conclusion, management considered, among other factors, the pending securities class action and derivative complaints described in Note 10 to the condensed consolidated financial statements and in Item 1 of Part II of this Quarterly Report, and determined that such litigation did not affect the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 5, 2026, a purported shareholder derivative complaint, Shin v. Shea, et al., was filed in the United States District Court for the Eastern District of Pennsylvania, naming Jacqueline Shea, the Company’s Chief Executive Officer, Peter Kies, the Company’s Chief Financial Officer, and seven current directors as defendants. The lawsuit asserts state and federal claims and is based on the same alleged misstatements as the shareholder class action complaint. The lawsuit accuses our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, internal controls and operations. The plaintiff seeks unspecified monetary damages on behalf of us as well as governance reforms.
On March 16, 2026, a second shareholder derivative complaint was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Pepito v. Shea, et al.; and on May 1, 2026, a third shareholder derivative complaint was filed in the United States District Corut for the Eastern District of Pennsylvania, captioned Panes v. Shea, et al. Both complaints assert substantially similar claims as the Shin action and names the same defendants. On March 23, 2026, the plaintiffs in the first two derivative actions stipulated to consolidating the cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation.
We intend to defend both actions vigorously.

ITEM 1A.     RISK FACTORS
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and the risk factors discussed in our 2025 Annual Report, which we filed with the SEC on March 12, 2026, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the more detailed description of our business contained in our 2025 Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of March 31, 2026, we had an accumulated deficit of $1.8 billion and had cash, cash equivalents and short-term investments of $37.7 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, May 13, 2026, together with the net proceeds of $16.0 million from the April 2026 Offering, which closed on April 6, 2026, will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements.
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
We have experienced significant operating losses over the last several years. As of March 31, 2026 our accumulated deficit was $1.8 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities and seek to commercialize INO-3107, which, if approved, would be our first marketed product. We may never successfully commercialize INO-3107 or our other DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
With respect to clinical trials of product candidates for rare diseases, such as our planned confirmatory trial of INO-3107 for the treatment of RRP, we may encounter difficulties in recruiting a sufficient number of patients to enroll in the trial due to the small number of patients with the disease and the recent availability of an approved immunotherapy. Because RRP is caused by specific HPV types, 6 and 11, and there is currently no standard protocol for diagnostic/screening of RRP patients unless there are symptoms of dysphonia, respiratory distress or other symptoms related to the presence of papillomas, it may be difficult to identify and diagnose patients for whom INO-3107 may be a potential treatment.
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
We currently have only a small commercial organization to support pre-commercial activities for our proprietary device and DNA medicine candidates, if approved. In order to successfully commercialize INO-3107 or any other products that may receive regulatory approval, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We contemplate establishing our own sales force or seeking third-party partners to sell our products. The establishment and development of a sales force, either on our own or in conjunction with third parties, will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop or acquire this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In the event we are unable to successfully develop our own marketing and sales force or collaborate with a third-

party marketing and sales organization, we would not be able to commercialize our DNA medicine candidates which would negatively impact our ability to generate product revenues.
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
Risks Related to Employee and Operational Matters
We face intense and increasing competition and steps taken by our competitors, such as the full approval of PAPZIMEOS for the treatment of RRP or the introduction of other new, disruptive technology, may impede our ability to develop and commercialize our DNA medicines.
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
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care in the United States and other high income countries for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen received full approval for PAPZIMEOS (zopapogene imadenovec-drba). As a result, we are at a competitive disadvantage in this indication. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.
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
We have entered into collaborations with Chinese companies and may rely on clinical materials and device components manufactured in China for our development efforts. Uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, a trade war, political unrest or unstable economic conditions in China could materially adversely affect our business, financial condition and results of operations.
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
Furthermore, we are exposed to the possibility of disruption of our research and development activities in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on ApolloBio, which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, including the threat of a trade war between the United States and China, could lead to supply chain disruptions or increased costs for clinical materials manufactured in China that are necessary for our development efforts. Certain Chinese biotechnology companies and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or legislation enacted by the U.S. government, which could potentially impact our ability to secure the materials we need for our product candidates. For example, the BIOSECURE Act was signed into law on December 18, 2025, and targets U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. This law, and any similar laws that may be enacted in the future, has the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We may also be exposed to fluctuations in the value of the local currency in China. These disruptions, failures or uncertainties may have adverse impacts on the development of our product candidates, our ability to commercialize our DNA medicine candidates, if approved, our business operations, our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.
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
Our certificate of incorporation authorizes us to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. In addition, we have several series of warrants outstanding that may be exercised at any time. Any such issuance of additional common stock, including on the exercise of warrants, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

3.3	Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc. dated August 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on August 12, 2011).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 6, 2026).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 6, 2026).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on April 6, 2026).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Inovio Pharmaceuticals, Inc.

Date:	May 13, 2026	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	May 13, 2026	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)