Form 10-Q
period 2026-06-30
INOVIO PHARMACEUTICALS, INC.
filed 2026-08-12
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 103,397,518 as of August 10, 2026.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2026

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:
•INOVIO continues to believe that INO-3107 fulfills the criteria for accelerated approval, meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments, however the FDA may not agree with INOVIO’s position and may decide INO-3107 is not eligible for review under the accelerated approval program. INOVIO is not currently planning to seek approval for its BLA for INO-3107 under the traditional pathway, which could potentially require INOVIO to conduct a Phase 3 trial, the design of which would need to be agreed with the FDA and would be at a substantial cost.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,526,164	$44,273,319
Short-term investments	5,147,853	14,239,145
Prepaid expenses and other current assets, including from affiliated entity	3,239,232	2,610,882
Total current assets	39,913,249	61,123,346
Fixed assets, net	1,888,725	2,527,603
Investments in affiliated entity	—	2,103,688
Operating lease right-of-use assets	5,670,451	6,542,923
Other assets	1,917,069	2,012,475
Total assets	$49,389,494	$74,310,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,653,162	$11,053,618
Accounts payable and accrued expenses due to affiliated entity	—	74,473
Accrued clinical trial expenses	338,461	650,680
Common stock warrant liabilities	25,024,799	29,067,162
Operating lease liability	2,898,637	2,822,622
Total current liabilities	39,915,059	43,668,555
Operating lease liability, net of current portion	5,103,352	6,545,204
Total liabilities	45,018,411	50,213,759
Stockholders’ equity:
Preferred stock	—	—
Common stock	82,342	68,997
Additional paid-in capital	1,845,429,136	1,839,830,405
Accumulated deficit	(1,840,860,419)	(1,815,165,163)
Accumulated other comprehensive loss	(279,976)	(637,963)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	4,371,083	24,096,276
Total liabilities and stockholders’ equity	$49,389,494	$74,310,035

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenue from collaborative arrangement	$—	$—	$—	$65,343
Operating expenses:
Research and development	10,826,549	14,521,407	24,896,656	30,612,309
General and administrative	7,797,973	8,563,112	15,677,859	17,588,082
Total operating expenses	18,624,522	23,084,519	40,574,515	48,200,391
Loss from operations	(18,624,522)	(23,084,519)	(40,574,515)	(48,135,048)
Other income (expense):
Interest income	363,847	610,638	803,440	1,418,715
Change in fair value of common stock warrant liabilities	13,868,616	(1,878,010)	18,006,319	1,834,862
Gain (loss) on investment in affiliated entity	—	776,373	(2,103,688)	1,471,504
Net unrealized gain on available-for-sale equity securities	94,221	759,289	173,298	899,523
Other expense, net	(1,714,620)	(703,183)	(2,000,110)	(703,665)
Net loss	$(6,012,458)	$(23,519,412)	$(25,695,256)	$(43,214,109)
Net loss per share
Basic and diluted	$(0.07)	$(0.61)	$(0.34)	$(1.12)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	81,619,113	38,830,053	75,395,090	38,722,451

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,012,458)	$(23,519,412)	$(25,695,256)	$(43,214,109)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of tax	356,117	(422)	357,987	13,925
Comprehensive loss	$(5,656,341)	$(23,519,834)	$(25,337,269)	$(43,200,184)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Six Months Ended June 30, 2026
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	9	$—	68,996,647	$68,997	$1,839,830,405	$(1,815,165,163)	$(637,963)	$24,096,276
Issuance of common stock for cash	—	—	667,074	667	1,083,360	—	—	1,084,027
Vesting of RSUs, net of tax payments	—	—	109,516	109	(130,346)	—	—	(130,237)
Stock-based compensation	—	—	—	—	698,744	—	—	698,744
Net loss	—	—	—	—	—	(19,682,798)	—	(19,682,798)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	1,870	1,870
Balance at March 31, 2026	9	$—	69,773,237	$69,773	$1,841,482,163	$(1,834,847,961)	$(636,093)	$6,067,882
Issuance of common stock for cash, net of financing costs	—	—	12,500,000	12,500	3,234,568	—	—	3,247,068
Vesting of RSUs, net of tax payments	—	—	68,708	69	(56,032)	—	—	(55,963)
Stock-based compensation	—	—	—	—	768,437	—	—	768,437
Net loss	—	—	—	—	—	(6,012,458)	—	(6,012,458)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	356,117	356,117
Balance at June 30, 2026	9	$—	82,341,945	$82,342	$1,845,429,136	$(1,840,860,419)	$(279,976)	$4,371,083

	Three and Six Months Ended June 30, 2025
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	518,670	519	1,101,630	—	—	1,102,149
Vesting of RSUs, net of tax payments	—	—	55,694	56	(74,275)	—	—	(74,219)
Stock-based compensation	—	—	—	—	1,399,349	—	—	1,399,349
Net loss	—	—	—	—	—	(19,694,697)	—	(19,694,697)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,347	14,347
Balance at March 31, 2025	9	$—	36,674,355	$36,674	$1,801,789,329	$(1,749,913,959)	$(661,320)	$51,250,724
Vesting of RSUs, net of tax payments	—	—	44,172	45	(34,822)	—	—	(34,777)
Stock-based compensation	—	—	—	—	834,792	—	—	834,792
Net loss	—	—	—	—	—	(23,519,412)	—	(23,519,412)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(422)	(422)
Balance at June 30, 2025	9	$—	36,718,527	$36,719	$1,802,589,299	$(1,773,433,371)	$(661,742)	$28,530,905

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,695,256)	$(43,214,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	638,878	727,518
Amortization of operating lease right-of-use assets	872,472	757,602
Change in fair value of common stock warrant liabilities	(18,006,319)	(1,834,862)
Non-cash stock-based compensation	1,467,181	2,234,141
Amortization of discounts on investments	(18,094)	(13,003)
Loss on sales of short-term investments	858,134	707,984
Loss (gain) on equity investment in affiliated entity	2,103,688	(1,471,504)
Net unrealized gain on available-for-sale equity securities	(173,298)	(899,523)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including from affiliated entity	(628,350)	(1,431,168)
Other assets	95,406	(32,822)
Accounts payable and accrued expenses, including due to affiliated entity	525,071	(1,497,805)
Accrued clinical trial expenses	(312,219)	(510,876)
Operating lease right-of-use assets and liabilities, net	(1,365,837)	(1,206,959)
Net cash used in operating activities	(39,638,543)	(47,685,386)
Cash flows from investing activities:
Purchases of investments	(1,982,088)	(4,946,073)
Proceeds from sale of investments	8,764,625	10,266,689
Proceeds from maturity of investments	2,000,000	—
Purchases of capital assets	—	(90,303)
Net cash provided by investing activities	8,782,537	5,230,313
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,331,095	1,102,149
Proceeds from issuance of warrants, net of issuance costs	13,963,956	—
Taxes paid related to net share settlement of equity awards	(186,200)	(108,996)
Net cash provided by financing activities	18,108,851	993,153
Decrease in cash and cash equivalents	(12,747,155)	(41,461,920)
Cash and cash equivalents, beginning of period	44,273,319	65,813,297
Cash and cash equivalents, end of period	$31,526,164	$24,351,377

Supplemental disclosures:
Amounts accrued for purchases of fixed assets	$—	$66,690

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
The Company previously conducted clinical trials of a DNA immunotherapy candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions (HSIL) but announced in 2023 that it was ceasing development for this indication in the United States. However, its collaborator ApolloBio Corporation continues to conduct a Phase 3 clinical trial of this candidate in China and plans to seek regulatory approval for and potentially commercialize the candidate in that jurisdiction.
The Company's partners and collaborators include Akeso Inc., ApolloBio Corporation, AstraZeneca, Coherus Biosciences, Dana-Farber Cancer Institute, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
INOVIO was incorporated in Delaware in May 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and six months ended June 30, 2026 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of June 30, 2026 and December 31, 2025, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $6.0 million and $25.7 million for the three and six months ended June 30, 2026, respectively. The Company had working capital of $(2,000) and an accumulated deficit of $1.8 billion as of June 30, 2026. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On July 31, 2026, the Company closed an underwritten public offering (the “July 2026 Offering”) relating to the issuance and sale by the Company of 21,052,632 shares of its common stock, par value $0.001 per share, and accompanying warrants (the "July 2026 Warrants") to purchase up to 42,105,264 shares of its common stock (or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”)), at an exercise price of $1.10 per share of common stock (or $1.099 per Pre-Funded Warrant to purchase a share of common stock), at a combined public offering price of $0.95 per share of common stock and accompanying July 2026 Warrant.
The Company also granted the Underwriter an option for a period of 30 days to purchase up to 3,157,894 additional shares of common stock and/or July 2026 Warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof) at the public offering price, less the underwriting discounts and commissions. On July 29, 2026, the Underwriter exercised such option with respect to the July 2026 Warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof).
The net proceeds to the Company from the July 2026 Offering, including the exercise of the Underwriter's option to purchase additional warrants, were approximately $18.3 million, after deducting the underwriting discounts and commissions and offering expenses paid and payable by the Company, and assuming no exercise of the Underwriter's option to purchase additional shares.
On April 6, 2026, the Company closed an underwritten public offering (the “April 2026 Offering”) relating to the issuance and sale by the Company of 12,500,000 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 12,500,000 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “April 2026 Series A Warrants”) and Series B warrants to purchase up to 12,500,000 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “April 2026 Series B Warrants” and, together with the 2026 Series A Warrants, the “2026 Warrants”), at a combined public offering price of $1.40 per share of common stock and accompanying 2026 Warrants. The net proceeds to the Company from the April 2026 Offering were $16.1 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
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
Going Concern
The Company’s cash, cash equivalents and short-term investments of $36.7 million as of June 30, 2026, together with the net proceeds from the July 2026 Offering, are expected to be sufficient to support the Company's planned operations through a potential launch of INO-3107, if approved, and into late first quarter 2027. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of approximately $18.3 million from the July 2026 Offering, $16.1 million from the April 2026 Offering, $49.0 million from equity offerings during the year ended December 31, 2025, and the receipt of net proceeds of $1.1 million under Sales Agreements for both the six months ended June 30, 2026 and year ended December 31, 2025. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the first quarter of 2027. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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

3. Critical Accounting Policies and Recently Issued Accounting Standards
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
There have been no material changes to the Company's significant accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in the Annual Report.
Issued Accounting Pronouncements Not Yet Adopted
Accounting Standards Update (ASU) No. 2024-03. In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. These amendments are intended to provide more information about certain costs and expenses on an interim and annual basis. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of June 30, 2026 and December 31, 2025:

		As of June 30, 2026
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$4,364,545	$—	$(157,627)	$4,206,918
Certificates of deposit	Less than 1	800,000	2,731	—	802,731
U.S. agency mortgage-backed securities	*	158,285	—	(20,081)	138,204
		$5,322,830	$2,731	$(177,708)	$5,147,853

		As of December 31, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$10,771,176	$—	$(330,925)	$10,440,251
Certificates of deposit	Less than 1	2,981,626	7,796	(261)	2,989,161
U.S. agency mortgage-backed securities	*	1,198,722	—	(388,989)	809,733
		$14,951,524	$7,796	$(720,175)	$14,239,145
*No single maturity date.
During the three and six months ended June 30, 2026, the Company recorded gross realized gains on investments of $200 and $400, respectively, and gross realized losses on investments of $574,000 and $859,000, respectively. During the three and six months ended June 30, 2025, the Company recorded gross realized gains on investments of $300 and $500, respectively, and gross realized losses on investments of $708,000 and $709,000, respectively. During the three and six months ended June 30, 2026, the Company recorded net unrealized gains on available-for-sale equity securities of $94,000 and $173,000, respectively. During the three and six months ended June 30, 2025, the Company recorded net unrealized gains on available-for-sale equity securities of $759,000 and $900,000, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of June 30, 2026, the Company had 3 available-for-sale securities with an aggregate total unrealized loss of $178,000. All of these securities had been in a loss position for longer than 12 months as of June 30, 2026.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of June 30, 2026 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2026, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of June 30, 2026:

	Fair Value Measurements at
	June 30, 2026
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$4,206,918	$4,206,918	$—	$—
Certificates of deposit	802,731	—	802,731	—
U.S. agency mortgage-backed securities	138,204	—	138,204	—
Total short-term investments	5,147,853	4,206,918	940,935	—

Liabilities:
Common stock warrant liabilities	25,024,799	$—	$—	25,024,799
Total liabilities	$25,024,799	$—	$—	$25,024,799

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

As of December 31, 2025, Level 1 assets consisted of mutual funds and the Company’s investment in its affiliated entity, Plumbline Life Sciences, Inc. (“PLS”), which was valued at $2.1 million based on the closing price of PLS's common stock on the Korea New Exchange Market at that date. See Note 9 for additional information. As of June 30, 2026, PLS is not included in the fair value table above because the Company reclassified its investment in PLS from Level 1 to Level 3 during the first quarter of 2026 and determined that the fair value of the investment was $0 as of June 30, 2026. Unrealized gains and losses on the Company's investment in affiliated entity are reported in the consolidated statement of operations as a gain or loss on investment in affiliated entity.
During the first quarter of 2026, trading of PLS’s common stock was suspended by the Korea New Exchange Market due to capital impairment, and PLS was subsequently granted an improvement period. Due to the trading suspension and the lack of observable market transactions, the Company determined that the market for PLS’s common stock was not active and that the last quoted market price was not indicative of fair value.
Accordingly, during the first quarter of 2026, the Company reclassified its investment in PLS from Level 1 to Level 3 within the fair value hierarchy. The Company estimated the fair value of the investment using a valuation approach incorporating significant unobservable inputs, including the investee’s financial condition, ongoing operating losses, limited revenue generation, reliance on external financing, and the risk of restructuring or delisting, as well as the potential for significant dilution to existing shareholders. Based on these factors, the Company determined that the fair value of its investment in PLS was $0 as of June 30, 2026.
Level 1 assets at June 30, 2026 consisted of mutual funds. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities.
Level 2 assets at June 30, 2026 and December 31, 2025 consisted of certificates of deposit and U.S. agency mortgage-backed securities held by the Company that are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
The Company held no Level 3 assets with a carrying value greater than $0 as of June 30, 2026 or December 31, 2025.
The following table presents the changes in the Company's Level 3 assets for the six months ended June 30, 2026:

Level 3 Assets
Balance at December 31, 2025	$—
Transfer from Level 1 to Level 3	2,103,688
Decrease in fair value recorded as a loss on investment in affiliated entity	(2,103,688)
Balance at June 30, 2026	$—
Level 3 liabilities held as of June 30, 2026 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offerings that closed in April 2026, July 2025 and December 2024, respectively. Level 3 liabilities held as of December 31, 2025 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offerings that closed in July 2025 and December 2024, respectively. The Company has classified the common stock warrant liabilities as current liabilities on the condensed consolidated balance sheet because the warrants may be exercised at any time at the option of the holder, and the Company may be required to settle the warrant liabilities in cash upon the occurrence of certain fundamental transactions, which could occur within twelve months of the balance sheet date. See Note 6 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liabilities at each reporting date utilizing a Black-Scholes pricing model.
The following assumptions were used to estimate the fair value of the warrant liability of the April 2026 Series A warrants:

	On Issuance Date	June 30, 2026
Risk-free interest rate	3.7%	4.0%
Expected volatility	97%	83%
Expected life in years	1	0.8
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the April 2026 Series B warrants:

	On Issuance Date	June 30, 2026
Risk-free interest rate	3.9%	4.1%
Expected volatility	88%	88%
Expected life in years	5	4.8
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series B warrants:

	December 31, 2025	June 30, 2026
Risk-free interest rate	3.7%	4.1%
Expected volatility	88%	90%
Expected life in years	4.5	4
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the December 2024 warrants:

	December 31, 2025	June 30, 2026
Risk-free interest rate	3.6%	4.1%
Expected volatility	91%	90%
Expected life in years	4	3.5
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series A warrants on December 31, 2025, which expired on March 31, 2026:

December 31, 2025
Risk-free interest rate	3.7%
Expected volatility	127%
Expected life in years	0.08
Dividend yield	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that is representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the April 2026, July 2025 and December 2024 Warrants or best estimate of this term. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the April 2026, July 2025 and December 2024 Warrants.
During the three months ended March 31, 2026, the July 2025 Series A Warrants expired unexercised, resulting in their fair value being reduced to zero. As a result, and together with the change in the underlying valuation assumptions, the Company recorded a decrease in fair value of the warrant liabilities of $13.9 million and $18.0 million on the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company recorded an increase (decrease) in fair value of the warrant liability of $1.9 million and $(1.8) million, respectively, on the condensed consolidated statement of operations.
Upon exercise of the April 2026 Series A, April 2026 Series B, July 2025 Series B and December 2024 Warrants, the related warrant liability will be reclassified from liabilities to stockholders' equity immediately prior to exercise.
The following table presents the change in fair value of the Company’s total Level 3 financial liabilities for the six months ended June 30, 2026:

Common Stock Warrant Liabilities
Balance at December 31, 2025	$29,067,162
Issuance of April 2026 Series A common stock warrants	4,467,208
Issuance of April 2026 Series B common stock warrants	9,496,748
Decrease in fair value of April 2026 Series A common stock warrants	(1,541,161)
Decrease in fair value of April 2026 Series B common stock warrants	(471,913)
Expiration of July 2025 Series A common stock warrants	(3,294,975)
Decrease in fair value of July 2025 Series B common stock warrants	(7,774,202)
Decrease in fair value of December 2024 common stock warrants	(4,924,068)
Balance at June 30, 2026	$25,024,799

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid clinical expenses	$388,175	$1,010,910
Other prepaid expenses, including from affiliated entity	2,851,057	1,599,972
	$3,239,232	$2,610,882

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Trade accounts payable	$3,639,835	$2,544,675
Accrued compensation	7,068,153	7,368,318
Other accrued expenses	945,174	1,140,625
	$11,653,162	$11,053,618

6. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of June 30, 2026 and December 31, 2025:

			Outstanding as of
	Authorized	Issued	June 30, 2026	December 31, 2025
Common Stock, par value $0.001 per share	600,000,000	82,341,945	82,341,945	68,996,647
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Offering of Common Stock
On November 12, 2025, the Company closed the November 2025 Offering (see “Liquidity” in Note 2 above).
Offerings of Common Stock and Warrants
On July 31, 2026, the Company closed the July 2026 Offering (see “Liquidity in Note 2 above).
In connection with the July 2026 Offering, the Company issued Warrants, the “July 2026 Warrants”, each with an initial exercise price per share of $1.10 per share (or $1.099 per Pre-Funded Warrant). The July 2026 Warrants are exercisable at any time, in whole or in part, and will expire on July 31, 2031. As the July 2026 Warrants are not indexed to the Company's common stock, the Company will record a liability for the July 2026 Warrants at fair value upon issuance on the Company's condensed consolidated balance sheet. The common stock warrant liability will be remeasured to fair value at the end of each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.
A holder of the July 2026 Warrants will not be entitled to exercise any portion of such July 2026 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99%, 9.99% or 19.99% (or such other percentage that was elected by the holder prior to the issuance of the July 2026 Warrant) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the July 2026 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise a July 2026 Warrant for common stock due to the foregoing limitation, then the holder may exercise such July 2026 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $1.099.
In addition, in certain circumstances, upon a fundamental transaction (as described in the July 2026 Warrants), a holder of July 2026 Warrants will be entitled to receive, upon exercise of the July 2026 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the July 2026 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the July 2026 Warrant holder may elect to have the Company or the successor entity purchase the holder’s July 2026 Warrant for its fair market value measured by the Black-Scholes method.
On April 6, 2026, the Company closed the April 2026 Offering (see “Liquidity in Note 2 above).
In connection with the April 2026 Offering, the Company issued April 2026 Series A and April 2026 Series B Warrants, together the “April 2026 Warrants”, each with an initial exercise price per share of $1.40 per share (or $1.399 per Pre-Funded Warrant). The April 2026 Series A Warrants are exercisable at any time, in whole or in part, and will expire on April 6, 2027. The April 2026 Series B Warrants are exercisable at any time, in whole or in part, and will expire on April 6, 2031. As the April 2026 Warrants are not indexed to the Company's common stock, the Company will record a liability for the April 2026 Warrants at fair value upon issuance on the Company's condensed consolidated balance sheet. The common stock warrant liability will be remeasured to fair value at the end of each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.
A holder of the April 2026 Warrants will not be entitled to exercise any portion of such April 2026 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99% (or, upon election by the holder prior to the issuance of the April 2026 Warrant, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the April 2026 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise a April 2026 Series A Warrant or a April 2026 Series B Warrant for common stock due to the foregoing limitation, then the holder may exercise such April 2026 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $0.001. In addition, in certain circumstances, upon a fundamental transaction (as described in the April 2026 Warrants), a holder of April 2026 Warrants will be entitled to receive, upon exercise of the April 2026 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the April 2026 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the April 2026 Warrant holder may elect to have the Company or the successor entity purchase the holder’s April 2026 Warrant for its fair market value measured by the Black-Scholes method.
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
In July 2025, all of the 2,135,477 April 2024 Pre-Funded Warrants were exercised in full, with proceeds to the Company of $2,000.
Common Stock Warrants
The following table summarizes the common stock warrants outstanding as of June 30, 2026 and December 31, 2025:

			As of June 30, 2026		As of December 31, 2025
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability	Number of Warrants	Common Stock Warrant Liability
December 2024 Offering	$3.76	December 16, 2029	10,000,000	$4,043,726	10,000,000	$8,967,794
July 2025 Offering - Series A	$1.75	(1)	—	—	13,564,288	3,294,975
July 2025 Offering - Series B	$1.75	July 7, 2030	14,285,715	9,030,191	14,285,715	16,804,393
April 2026 Offering - Series A	$1.40	April 6, 2027	12,500,000	2,926,047	—	—
April 2026 Offering - Series B	$1.40	April 6, 2031	12,500,000	9,024,835	—	—
Total			49,285,715	$25,024,799	37,850,003	$29,067,162

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

As of December 31, 2025, 721,427 of the Series A Warrants issued in the July 2025 Offering had been exercised, with proceeds to the Company of $1.3 million. The Series A Warrants expired on March 31, 2026.

As of June 30, 2026 and December 31, 2025, no 2025 Series B Warrants issued in the July 2025 Offering had been exercised.
As of June 30, 2026 and December 31, 2025, no Warrants issued in the December 2024 Offering had been exercised.
As of June 30, 2026, no Warrants issued in the April 2026 Offering had been exercised.
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
During the six months ended June 30, 2026, the Company sold 667,074 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $1.65 per share, resulting in aggregate net proceeds of $1.1 million. During the six months ended June 30, 2025, the Company sold 518,670 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of June 30, 2026, there was $56.8 million of remaining capacity under the 2024 Sales Agreement. On April 1, 2026 the Company notified the Sales Agent that it was suspending and terminating the prospectus, dated August 13, 2024 (the “ATM Prospectus”), related to the Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus is filed. The Sales Agreement remains in full force and effect.
Stock Options and Restricted Stock Units
The Board of Directors adopted the 2023 Omnibus Incentive Plan on March 24, 2023. The Board subsequently approved amendments and restatements of the 2023 Omnibus Incentive Plan on February 27, 2025 and March 4, 2026, which included increases to the number of shares available for issuance by 2,200,000 and 8,000,000 shares, respectively (as amended and restated, the "2023 Plan"). The 2023 Plan was approved by stockholders on May 16, 2023, and the amended and restated 2023 Plan was subsequently approved by stockholders on May 20, 2025 and May 20, 2026. Under the 2023 Plan, the Company may grant stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards or short-term cash incentive awards to employees, directors and consultants.
The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 11,366,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At June 30, 2026, the Company had 6,786,134 shares of common stock available for future grant under the 2023 Plan, 1,711,711 shares underlying outstanding RSUs and 2,743,550 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 4, 2036.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At June 30, 2026, the Company had no shares underlying outstanding but unvested RSUs and options outstanding to purchase 879,627 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At June 30, 2026, the Company had 67,061 shares of common stock available for future grant under the 2022 Inducement Plan, 7,499 shares underlying outstanding but unvested RSUs and options outstanding to purchase 73,451 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At June 30, 2026, the Company had options outstanding to purchase 10,311 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

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
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share were the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs and performance-and market-based RSUs would have been anti-dilutive.
Basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 are calculated as follows:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(6,012,458)	$(23,519,412)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	81,619,113	36,694,576
Weighted-average shares underlying pre-funded warrants	—	2,135,477
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	81,619,113	38,830,053
Net loss per share
Basic and diluted	$(0.07)	$(0.61)

	Six Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(25,695,256)	$(43,214,109)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	75,395,090	36,586,974
Weighted-average shares underlying pre-funded warrants	—	2,135,477
Weighted-average common shares outstanding used to compute basic net loss per share	75,395,090	38,722,451
Net loss per share
Basic and diluted	$(0.34)	$(1.12)
The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2026	2025
Warrants to purchase common stock	49,285,715	10,000,000
Options to purchase common stock	3,706,939	2,010,580
Service-based restricted stock units	1,719,210	733,551
Performance-and market-based restricted stock units	67,410	128,800
Convertible preferred stock	275	275
Total	54,779,549	12,873,206

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.25%	4.10%	3.92%	4.08%
Expected volatility	93%	107%	94%	107%
Expected life in years	5.9	5.7	5.8	5.7
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 was $753,000 and $1.4 million, respectively, of which $299,000 and $574,000, respectively, was included in research and development expenses, and $454,000 and $866,000, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 was $819,000 and $2.2 million, respectively, of which $319,000 and $866,000, respectively, was included in research and development expenses, and $500,000 and $1.3 million, respectively, was included in general and administrative expenses.
At June 30, 2026, there was $2.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $1.16 and $1.27 for employee and director stock options granted during the three and six months ended June 30, 2026, respectively, and $1.75 and $1.66 for the three and six months ended June 30, 2025, respectively.
At June 30, 2026, there was $2.8 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted average grant date fair value per share was $1.50 and $1.63 for service-based RSUs granted during the three and six months ended June 30, 2026, respectively, and $2.13 and $2.02 for the three and six months ended June 30, 2025, respectively.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2026 was $15,000 and $27,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and six months ended June 30, 2025 was $15,000 and $47,000, respectively.
Performance-and Market-Based RSUs
In May 2024, the Company granted performance-and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of June 30, 2026, 58,660 of these May 2024 performance-and market-based RSU's were outstanding. As of June 30, 2026, an additional 8,750 performance-based RSUs and stock-options granted to employees remained outstanding.

Of the target number of RSUs underlying each PSU Award, up to 70% (the "Milestone-based RSUs") will vest based on the achievement of specified milestones relating to the development, regulatory status and commercialization of the Company’s lead product candidate INO-3107 (each, a "Milestone," and collectively, the "Milestones"). Each Milestone has a specified deadline for achievement ranging between the end of 2025 and the end of 2027. As of June 30, 2026, 25,140, or 30% of the Milestone-based RSU's expired unvested.
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
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of June 30, 2026, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the three months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For both the three and six months ended June 30, 2026 and 2025, the Company recognized $19,000 and $38,000, respectively, in stock-based compensation for the Market-based RSUs.

9. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of June 30, 2026, representing an ownership interest of 14.5%. The Company's investment in PLS is recorded as investment in affiliated entity on the condensed consolidated balance sheet and was valued at $0 and $2.1 million, as of June 30, 2026 and December 31, 2025, respectively. The value as of December 31, 2025 was based on the closing price of the shares on the Korea New Exchange Market at the balance sheet date.
In February 2026, trading of PLS’s common stock was suspended by the Korea New Exchange Market due to capital impairment, and PLS was subsequently granted an improvement period. Due to the trading suspension and the lack of observable market transactions, the Company determined that the market for PLS’s common stock was not active and that the quoted market price was not indicative of fair value. Accordingly, as of June 30, 2026, the Company estimated the fair value of its investment in PLS using a valuation approach based on significant unobservable inputs and concluded that the fair value of the investment was $0. See Note 4 for additional information.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and six months ended June 30, 2026, the Company recorded $41,000 and $80,000, respectively, as contra-research and development expense from Wistar. For the three and six months ended June 30, 2025, the Company recorded $315,000 and $601,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to collaborative research agreements and patents. Research and development expenses recorded from Wistar for the three and six months ended June 30, 2026 was $38,000 and $143,000, respectively. Research and development expenses recorded from Wistar for both the three and six months ended June 30, 2025 was $72,000. At June 30, 2026 and December 31, 2025, the Company had a prepaid expense and other assets balance of $41,000 and $38,000, respectively, and an accounts payable and accrued liability balance of $0 and $74,000, respectively, related to Wistar.

10. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of June 30, 2026 of 11 months to 3.5 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of June 30, 2026, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2026	$1,810,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	9,253,000
Less: present value adjustment	(1,251,000)
Total operating lease liabilities	8,002,000
Less: current portion	(2,899,000)
Long-term operating lease liabilities	$5,103,000

Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 were $682,000 and $1.3 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 were $592,000 and $1.1 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
As of June 30, 2026, the Company has four active subleases for a total of approximately 25,000 square feet in its Plymouth Meeting headquarters with two sublease periods through December 31, 2026, one through December 31, 2027 and one through December 31, 2029.
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
Legal Proceedings
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, collectively referred to as “VGXI”, alleging that VGXI materially breached the Company’s supply agreement. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. On July 27, 2020, the Company filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. The Court has scheduled a seven-day trial to begin on October 13, 2026. The Company intends to aggressively prosecute the claims in the complaint and defend the counterclaims.
Securities Litigation
On February 6, 2026, a purported shareholder class action complaint, Carlson v. Inovio Pharmaceuticals, Inc., Jacqueline Shea, and Peter Kies, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company, Jacqueline Shea, the Company’s Chief Executive Officer, and Peter Kies, the Company’s Chief Financial Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its submission to the FDA and the FDA’s review timeline for the Biologics License Application for INO-3107 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On July 27, 2026, the Court appointed lead plaintiff and approved the selection of lead counsel.

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
Between March 16 and May 27, 2026, three additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Pepito v. Shea, et al., Panes v. Shea, et al., and Ghahremani v. Shea, et al., and filed March 16, 2026, May 1, 2026, and May 27, 2026, respectively. The Pepito, Panes, and Ghahremani complaints assert substantially similar claims as the Shin action and name the same defendants. On March 23, 2026, the plaintiffs in the Shin and Pepito actions stipulated to consolidating the cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation and the appointment of lead counsel. On May 14, 2026 and June 5, 2026, the plaintiffs in the Panes and Ghahremani actions objected to the stipulation to consolidate and the appointment of lead counsel. On June 19, 2026, the plaintiffs in the Shin and Pepito actions filed a notice of non-opposition to the objection, asking the court to defer a decision on consolidation and leadership until after a decision on any motion to dismiss in the related shareholder class action. The plaintiffs in the Shin, Pepito, Panes, and Ghahremani actions have all stipulated to extend the defendants’ time to respond to the derivative complaints until after the court enters an order on consolidation and a schedule for the filing of an amended complaint or designating of an operative complaint and any answers or responses thereto.
On July 22, 2026, a fifth shareholder derivative complaint was filed in the United States District Court for the District of Delaware, captioned Andrews v. Shea, et al. The Andrews complaint asserts substantially similar claims as the Shin action and names the same defendants.
The Company intends to defend all actions vigorously.
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
For both the three and six months ended June 30, 2026, the Company received $0, from the ApolloBio Agreement that was recorded as revenue. During the three and six months ended June 30, 2025, the Company received $0 and $65,000, respectively, from the ApolloBio Agreement that was recorded as revenue.

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
 For the six months ended June 30, 2026 and 2025, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
As of June 30, 2026 and December 31, 2025, the Company held approximately 9% and 23%, respectively, of the outstanding equity interests of Geneos on an as-converted to common stock basis. The decrease in the Company's ownership interest resulted from the issuance of preferred equity securities by Geneos to third-party investors during the first quarter of 2026, in which the Company did not participate.
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
Due to Geneos' continuing net losses, the carrying value of the Company’s investment in Geneos was $0 as of June 30, 2026 and December 31, 2025. In accordance with ASC 323‑10‑35‑20, the Company has not recorded its share of Geneos’ losses in excess of its investment balance, as the Company has no obligation, whether explicit or implicit, to provide additional financial support to Geneos and has not committed to fund Geneos’ future operations. Summarized financial information for Geneos has not been presented, as the Company's investment in Geneos is not material to the Company's consolidated financial position or results of operations.

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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Three Months Ended June 30,
	2026	2025

Revenue from collaborative arrangement	$—	$—
Less:
Research and development:
INO-3107	3,877,243	3,930,320
INO-3112 and other Immuno-oncology	379,056	450,094
Other research and development programs (a)	899,547	1,141,153
Engineering and device-related	2,665,853	5,084,662
Stock-based compensation	299,295	321,688
Other unallocated expenses	2,705,555	3,593,490
General and administrative	7,797,973	8,563,112
Total operating expenses	18,624,522	23,084,519
Interest income	363,847	610,638
Change in fair value of common stock warrant liabilities	13,868,616	(1,878,010)
Gain on investment in affiliated entity	—	776,373
Net unrealized gain on available-for-sale equity securities	94,221	759,289
Other expense, net	(1,714,620)	(703,183)
Net loss	$(6,012,458)	$(23,519,412)

	Six Months Ended June 30,
	2026	2025

Revenue from collaborative arrangement	$—	$65,343
Less:
Research and development:
INO-3107	7,882,534	7,437,662
INO-3112 and other Immuno-oncology	744,284	1,134,543
Other research and development programs (a)	1,982,830	1,879,213
Engineering and device-related	6,706,969	10,146,472
Stock-based compensation	574,233	875,082
Other unallocated expenses	7,005,806	9,139,337
General and administrative	15,677,859	17,588,082
Total operating expenses	40,574,515	48,200,391
Interest income	803,440	1,418,715
Change in fair value of common stock warrant liabilities	18,006,319	1,834,862
(Loss) gain on investment in affiliated entity	(2,103,688)	1,471,504
Net unrealized gain on available-for-sale equity securities	173,298	899,523
Other expense, net	(2,000,110)	(703,665)
Net loss	$(25,695,256)	$(43,214,109)
(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

15. Subsequent Event
On July 31, 2026, the Company closed the July 2026 Offering, relating to the issuance and sale by the Company of 21,052,632 shares of its common stock, par value $0.001 per share, and accompanying July 2026 Warrants to purchase up to 42,105,264 shares of its common stock (or Pre-Funded Warrants), at an exercise price of $1.10 per share of common stock (or $1.099 per Pre-Funded Warrant to purchase a share of common stock), at a combined public offering price of $0.95 per share of common stock and accompanying July 2026 Warrant.
The Company also granted the Underwriter an option for a period of 30 days to purchase up to 3,157,894 additional shares of common stock and/or July 2026 Warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof) at the public offering price, less the underwriting discounts and commissions. On July 29, 2026, the Underwriter exercised such option with respect to the July 2026 Warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof).
The net proceeds to the Company from the July 2026 Offering, including the exercise of the Underwriter's option to purchase additional warrants, were approximately $18.3 million, after deducting the underwriting discounts and commissions and offering expenses paid and payable by the Company, and assuming no exercise of the Underwriter's option to purchase additional shares.

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
In August 2025, PAPZIMEOS, a gorilla adenoviral vector-based immunotherapy, was approved for the treatment of adults with RRP. PAPZIMEOS is administered as adjuvant treatment following surgical debulking. Unlike INO-3107, PAPZIMEOS requires additional surgery prior to its third and fourth doses if visible papilloma are present to maintain a state of minimal residual disease as part of its treatment regimen. In a single-arm, open-label Phase 1/2 study of PAPZIMEOS in patients with RRP requiring three or more surgical procedures per year, 24-month complete response rate was only 43%. Because of this difference and other advantages, we believe INO-3107 has the potential to become the preferred treatment of both patients and their healthcare providers based on clinical results and tolerability data to date, and the simplicity of its patient-centric treatment regimen, should it receive approval from the FDA.
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
In December 2025, the FDA accepted our BLA for INO-3107 for review under the accelerated approval program as a potential treatment for adults with RRP and set the Prescription Drug User Fee Act (PDUFA) target date for October 30, 2026. We are now focused on advancing INO-3107 through the regulatory process, which will involve continuing to interact with the FDA as they complete their review of our BLA. That includes addressing the preliminary potential review issue they noted in their file acceptance letter regarding eligibility for the accelerated approval program. In January 2026, we requested a meeting with the FDA to discuss maintaining eligibility for review under the accelerated approval program. The FDA agreed to meet and requested that INOVIO complete an assessment aid, which we submitted in February 2026. By early August 2026, the FDA had completed its mid- and late-cycle review meetings for the BLA and all scheduled pre-licensure inspections. In July 2026, the FDA conducted the previously agreed to informal meeting, during which we presented the totality of data supporting INO-3107's safety and efficacy, its highly differentiated approach to treating RRP, and the rationale for accelerated approval eligibility. We also discussed the current standard of care and the ongoing need for additional therapeutic options. During the informal meeting, the FDA did not discuss its preliminary commentary in the file acceptance letter regarding accelerated approval eligibility. The FDA stated that feedback on the confirmatory trial design would be forthcoming. We continue to believe that INO-3107 fulfills the criteria for accelerated approval by meeting a significant unmet need and providing a meaningful therapeutic benefit over existing treatments, however the FDA may not agree with our position and may decide INO-3107 is not eligible for review under the accelerated approval program.
In anticipation of a potential approval in 2026, we are preparing for commercial launch activities. Recently, we engaged Syneos Health to recruit and deploy Medical Science Liaisons (MSLs), and Syneos Health is also serving as our contract sales organization to support commercialization in the U.S. We have also engaged or identified key commercial partners, including a third-party logistics provider, Agency of Record, specialty distributor, specialty pharmacy, and patient HUB.
We have presented key data regarding the development of INO-3107 at several scientific conferences. Highlights from the data include:
•81% (26/32) of patients experienced a reduction of one or more surgeries at Year 1 post-treatment
•72% (23/32) of patients in Year 1 saw a 50-100% reduction in surgeries
•By the end of Year 2, 91% (21/23) of evaluable patients continued to experience a reduction of one or more surgeries. In Year 2, 86% (24/28) saw a 50-100% reduction in surgeries. Only two patients had not yet responded to treatment with INO-3107.
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
Other pipeline candidates include those targeting HPV-related anal dysplasia; cancers associated with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We are also working to identify partnership opportunities to advance our DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody (DMAb) technology, with a focus on developing additional DPROT indications in the rare disease space, including Fabry Disease and Hypophosphatasia (HPP). This technology has shown great potential across multiple disease targets through the production of monoclonal antibodies within the body.
We previously conducted clinical trials of a DNA immunotherapy candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, or HSIL, but announced in 2023 that we were ceasing development for this indication in the United States. However, in May 2026, our collaborator ApolloBio Corporation announced positive topline results from their ongoing Phase 3 clinical trial of this candidate in China. ApolloBio continues to advance the program and plans to use these results to seek regulatory approval for the product candidate and if approved, potentially commercialize it in that jurisdiction.
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
As of June 30, 2026, we had an accumulated deficit of $1.8 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of general and administrative activities.

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

Results of Operations
Revenue. Total revenue was $0 for both the three and six months ended June 30, 2026, as compared to $0 and $65,000 for the three and six months ended June 30, 2025, respectively, all of which was derived under the collaborative arrangement with ApolloBio.
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
The following table summarizes our research and development expense by product candidate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	$	%
INO-3107	$3,877	$3,930	$(53)	(1)%
INO-3112 and other Immuno-oncology	379	450	(71)	(16)%
Other research and development programs (a)	900	1,141	(241)	(21)%
Engineering and device-related	2,666	5,085	(2,419)	(48)%
Stock-based compensation	299	322	(23)	(7)%
Other unallocated expenses	2,706	3,593	(887)	(25)%
Research and development expense	$10,827	$14,521	$(3,694)	(25)%

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	$	%
INO-3107	$7,883	$7,438	$445	6%
INO-3112 and other Immuno-oncology	744	1,135	(391)	(34)%
Other research and development programs (a)	1,983	1,879	104	6%
Engineering and device-related	6,707	10,146	(3,439)	(34)%
Stock-based compensation	574	875	(301)	(34)%
Other unallocated expenses (b)	7,006	9,139	(2,133)	(23)%
Research and development expense	$24,897	$30,612	$(5,715)	(19)%
(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

The decrease in research and development expenses for the three-month period year over year was primarily the result of:
•$1.5 million in lower employee and consultant compensation, including stock-based compensation;
•$1.4 million in lower engineering professional and outside services related to our device development; and
•$556,000 of lower expensed inventory.
The decrease in research and development expenses for the six-month period year over year was primarily the result of:
•$2.5 million in lower employee and consultant compensation, including stock-based compensation;
•$2.0 million in lower engineering professional and outside services related to our device development;

•$1.1 million of lower expensed inventory;
•$507,000 in lower contract labor; and
•$275,000 in lower engineering and lab supplies.
These decreases were offset by:
•$877,000 in higher severance expense; and
•$470,000 in higher outside services related to INO-3107.
Contributions received from current grant agreements and recorded as contra-research and development expense were $171,000 and $222,000 for the three and six months ended June 30, 2026, respectively, as compared to $315,000 and $601,000 for the three and six months ended June 30, 2025, respectively. The decrease was primarily due to a decrease in expenses earned under the sub-grants through Wistar.
General and administrative expenses. General and administrative expenses, which include commercial, business development expenses and patent expenses, were $7.8 million and $15.7 million for the three and six months ended June 30, 2026, respectively, as compared to $8.6 million and $17.6 million for the three and six months ended June 30, 2025, respectively. Decreases for the three-month period year over year included:
•$902,000 in lower legal expenses due to a decrease in litigation activity; and
•$386,000 in lower employee and consultant compensation, including stock-based compensation; offset by
•$320,000 in higher outside services related to commercial development and the planned commercial launch.
Decreases for the six-month period year over year included:
•$1.2 million in lower legal expenses due to a decrease in litigation activity;
•$752,000 in lower employee and consultant compensation, including stock-based compensation; and
•$740,000 in lower property taxes due to disputed payment made in the prior year which was subsequently refunded in the fourth quarter 2025; offset by
•$308,000 in higher outside services related to commercial development and the planned commercial launch.
Stock-based compensation. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 was $753,000 and $1.4 million, respectively, of which $299,000 and $574,000, respectively, was included in research and development expenses, and $454,000 and $866,000, respectively, was included in general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 was $819,000 and $2.2 million, respectively, of which $319,000 and $866,000, respectively, was included in research and development expenses, and $500,000 and $1.3 million, respectively, was included in general and administrative expenses. The decrease was primarily due to a lower weighted average grant date fair value of equity awards, affecting both current and prior period awards.
Interest income. Interest income for the three and six months ended June 30, 2026 was $364,000 and $803,000, respectively, as compared to $611,000 and $1.4 million for the three and six months ended June 30, 2025, respectively. The decrease for the three and six-month periods year over year was primarily due to a lower short-term investment balance.
Change in Fair Value of Common Stock Warrant Liabilities. The change in fair value of our common stock warrant liabilities of $13.9 million and $18.0 million for the three and six months ended June 30, 2026, respectively, as compared to $(1.9) million and $1.8 million for the three and six months ended June 30, 2025, respectively, is related to the revaluation of the liability associated with the December 2024 Warrants, July 2025 Warrants and April 2026 Warrants, as defined below. We record the fair value of these December 2024 Warrants, July 2025 Warrants and April 2026 Warrants at each balance sheet date and will record gain or loss on the consolidated statement of operations for changes in fair value between balance sheet dates. During the three months ended March 31, 2026, the July 2025 Series A Warrants expired unexercised, and the remaining warrant liability was recognized as a gain in the condensed consolidated statement of operations, with no subsequent fair value remeasurement.
(Loss) gain on investment in affiliated entity. The (loss) gain reflects the change in the fair value of our investment in Plumbline Life Sciences, Inc. (PLS), which was of $0 and $(2.1) million for the three and six months ended June 30, 2026, respectively, as compared to $776,000 and $1.5 million for the three and six months ended June 30, 2025, respectively. As of December 31, 2025, we measured our investment in PLS based on the quoted market price of its common stock on the Korea New Exchange Market. During the three months ended March 31, 2026, trading of PLS’s common stock was suspended, and we determined that the market for the security was not active. Accordingly, we reclassified the investment from Level 1 to

Level 3 within the fair value hierarchy and estimated fair value using unobservable inputs. Based on our evaluation of PLS’s financial condition and the absence of observable market transactions, we determined that the fair value of our investment in PLS was $0 as of June 30, 2026.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three and six months ended June 30, 2026 of $94,000 and $173,000, respectively, as compared to $759,000 and $900,000 for the three and six months ended June 30, 2025, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense, net, for the three and six months ended June 30, 2026 of $1.7 million and $2.0 million, respectively, as compared to $703,000 and $704,000 for the three and six months ended June 30, 2025, respectively, related primarily to financing costs incurred in connection with the issuance of the Common Stock Warrants in April 2026, as well as the realized loss on short-term investments sold during the respective periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of June 30, 2026, we had cash, cash equivalents and short-term investments of $36.7 million and working capital deficit of $(2,000), as compared to $58.5 million and $17.5 million, respectively, as of December 31, 2025.
Cash Flows
Operating Activities
Net cash used in operating activities was $39.6 million and $47.7 million for the six months ended June 30, 2026 and 2025, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $8.8 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $18.1 million and $993,000 for the six months ended June 30, 2026 and 2025, respectively, were primarily related to net proceeds received from the April 2026 Offering (defined below) and the sale of common stock under the Sales Agreements (defined below) during the respective periods.
Offering of Common Stock and Warrants
On July 31, 2026, we closed an underwritten public offering, or the July 2026 Offering, relating to the issuance and sale of 21,052,632 shares of our common stock, par value $0.001 per share, and accompanying warrants, or the July 2026 Warrants, to purchase 42,105,264 shares of its common stock (or pre-funded warrants in lieu thereof, or the Pre-Funded Warrants) at an exercise price of $1.10 per share of common stock (or 1.099 per Pre-Funded Warrant), at a combined public offering price of $0.95 per share of common stock and accompanying July 2026 Warrant.
We also granted the Underwriter an option for a period of 30 days to purchase up to 3,157,894 additional shares of common stock and/or warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof) at the public offering price, less the underwriting discounts and commissions. On July 29, 2026, the Underwriter exercised such option with respect to the warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof).
The net proceeds to us from the July 2026 Offering, including the exercise of the Underwriter’s option to purchase additional warrants, were $18.3 million, after deducting the underwriting discounts and commissions and offering expenses paid and payable by us, and assuming no exercise of the Underwriter’s option to purchase additional shares
On April 6, 2026, we closed an underwritten public offering, or the April 2026 Offering, relating to the issuance and sale of 12,500,000 shares of our common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 12,500,000 shares of our common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001, or the Pre-Funded Warrants, in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant), or the 2026 Series A Warrants, and Series B warrants to purchase up to

12,500,000 shares of our common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant), or the 2026 Series B Warrants, and, together with the Series A Warrants, or the 2026 Warrants, at a combined public offering price of $1.40 per share of common stock and accompanying 2026 Warrants. The net proceeds to us from the April 2026 Offering were $16.1 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
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
During the six months ended June 30, 2026, we sold 667,074 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $1.65 per share, resulting in aggregate net proceeds of $1.1 million. During the six months ended June 30, 2025, we sold 518,670 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of June 30, 2026, there was $56.8 million of remaining capacity under the 2024 Sales Agreement. On April 1, 2026 the Company notified the Sales Agent that it was suspending and terminating the prospectus, dated August 13, 2024, or the ATM Prospectus, related to the Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus is filed. The Sales Agreement remains in full force and effect.
Other Issuances of Common Stock
During the six months ended June 30, 2026 and 2025, no warrants or stock options were exercised and tax payments of $186,000 and $109,000, respectively, were made related to net share settlement of RSU awards.
Funding Requirements
As of June 30, 2026, we had an accumulated deficit of $1.8 billion, and we expect to continue to operate at a loss for the near term. The amount of our accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. Our current cash resources will not be sufficient to complete the clinical development of our product candidates beyond INO-3107, and we anticipate that additional financing will be required in order to complete the development of and to commercialize and generate revenues from the sale of INO-3107 or any other product candidates that may receive regulatory approval. If these activities are successful and if we receive approval from the FDA to market our DNA medicine candidates, then we will need to raise additional funding to market and sell the approved products and equipment. In addition to the potential issuance of equity or debt securities in order to raise capital, we are also evaluating potential collaborations as an additional way to fund our operations. We have focused our resources on advancing INO-3107 toward potential U.S. approval and commercialization, while extending our cash runway. As part of this effort, we prioritized programs, spending, and resource allocation, including eliminating roles that do not directly support this objective. We expect our cash runway, including the net proceeds from the July 2026 Offering, to extend into late first quarter 2027, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the first quarter of 2027. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance, including for INO-3107. At June 30, 2026, we had approximately $1.3 million in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the six months ended June 30, 2026, there have been no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2026 at the reasonable assurance level. In reaching this conclusion, management considered, among other factors, the pending securities class action and derivative complaints described in Note 10 to the condensed consolidated financial statements and in Item 1 of Part II of this Quarterly Report, and determined that such litigation did not affect the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, collectively referred to as “VGXI”, alleging that VGXI materially breached the Company’s supply agreement. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. The counterclaims seek injunctive relief, damages, attorneys’ fees, interest, costs and other relief from the Company. On July 27, 2020, the Company filed an answer to VGXI’s counterclaims, disputing the allegations and the claims raised in VGXI’s filing. The Court has scheduled a seven-day trial to begin on October 13, 2026. The Company intends to aggressively prosecute the claims in the complaint and defend the counterclaims.
Securities Litigation
On February 6, 2026, a purported shareholder class action complaint, Carlson v. Inovio Pharmaceuticals, Inc., Jacqueline Shea, and Peter Kies, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company, Jacqueline Shea, the Company’s Chief Executive Officer, and Peter Kies, the Company’s Chief Financial Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its submission to the FDA and the FDA’s review timeline for the Biologics License Application for INO-3107 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On July 27, 2026, the Court appointed lead plaintiff and approved the selection of lead counsel.
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
Between March 16 and May 27, 2026, three additional shareholder derivative complaints were filed in the United States District Court for the Eastern District of Pennsylvania, captioned Pepito v. Shea, et al., Panes v. Shea, et al., and Ghahremani v. Shea, et al., and filed March 16, 2026, May 1, 2026, and May 27, 2026, respectively. The Pepito, Panes, and Ghahremani complaints assert substantially similar claims as the Shin action and name the same defendants. On March 23, 2026, the plaintiffs in the Shin and Pepito actions stipulated to consolidating the cases under the caption In re Inovio Pharmaceuticals, Inc. Derivative Litigation and the appointment of lead counsel. On May 14, 2026 and June 5, 2026, the plaintiffs in the Panes and Ghahremani actions objected to the stipulation to consolidate and the appointment of lead counsel. On June 19, 2026, the plaintiffs in the Shin and Pepito actions filed a notice of non-opposition to the objection, asking the court to defer a decision on consolidation and leadership until after a decision on any motion to dismiss in the related shareholder class action. The plaintiffs in the Shin, Pepito, Panes, and Ghahremani actions have all stipulated to extend the defendants’ time to respond to the derivative complaints until after the court enters an order on consolidation and a schedule for the filing of an amended complaint or designating of an operative complaint and any answers or responses thereto.
On July 22, 2026, a fifth shareholder derivative complaint was filed in the United States District Court for the District of Delaware, captioned Andrews v. Shea, et al. The Andrews complaint asserts substantially similar claims as the Shin action and names the same defendants.
We intend to defend all actions vigorously.

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
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2026, we had an accumulated deficit of $1.8 billion and had cash, cash equivalents and short-term investments of $36.7 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, August 12, 2026, will enable us to fund our planned operating expenses and capital expenditure requirements through a potential launch of INO-3107, if approved, and into late first quarter 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements.
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
We have experienced significant operating losses over the last several years. As of June 30, 2026 our accumulated deficit was $1.8 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we advance our clinical trials and research and development activities and seek to commercialize INO-3107, which, if approved, would be our first marketed product. We may never successfully commercialize INO-3107 or our other DNA medicine candidates or proprietary device technology and thus may never have any significant future revenues or achieve and sustain profitability.
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
Our certificate of incorporation authorizes us to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, in the July 2026 Offering, we issued 21,052,632 shares of our common stock and accompanying warrants to purchase up to 42,105,264 shares of our common stock (or Pre-Funded Warrants in lieu thereof), which amount increased to up to 48,421,052 shares upon the Underwriter's exercise of its option to purchase additional warrants. In addition, we have several other series of warrants outstanding that may be exercised at any time. Any such issuance of additional common stock, including on the exercise of warrants, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.4
Amendment to Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc., dated May 19, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 20, 2026).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on July 31, 2026).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on July 31, 2026).

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Inovio Pharmaceuticals, Inc.

Date:	August 12, 2026	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	August 12, 2026	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)