Form 10-Q
period 2026-09-30
INOVIO PHARMACEUTICALS, INC.
filed 2026-11-10
CIK 1055726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 187,306,884 as of November 10, 2026.

INOVIO PHARMACEUTICALS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2026

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:
•Our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, and additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. Although VOCERYQ has received FDA accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in one or more confirmatory studies, and our other product candidates that rely on delivery by our CELLECTRA devices remain subject to the risk that the FDA and comparable regulatory authorities in foreign jurisdictions do not provide marketing authorization for those devices, in which case we will not be able to bring those DNA medicines to market.
•We do not currently have sufficient working capital to fund our planned operations beyond the fourth quarter 2027 and substantial doubt exists as to our ability to continue as a going concern.
•We will need substantial additional capital for the commercialization of VOCERYQ and to develop our DNA medicines and proprietary device technology, which may prove difficult or costly to obtain.
•We have incurred significant losses in recent years, expect to incur significant net losses in the foreseeable future and may never become profitable, and there is no guarantee that revenues generated by VOCERYQ will allow us to reach profitability.
•We face intense and increasing competition from PAPZIMEOS, an approved competing treatment for RRP, and may face additional competition from other new, disruptive technologies, which patients and physicians may prefer, which may impede our ability to commercialize VOCERYQ and to develop and commercialize our other DNA medicines.
•We currently have a small commercial organization and no in-house sales team, and rely on Syneos Health to recruit and deploy our medical and commercial field teams and to serve as our contract sales organization. We have also engaged or identified other key commercial partners, including a third-party logistics provider, Agency of Record, specialty distributor, specialty pharmacy and patient HUB, to support the commercialization of VOCERYQ. If Syneos Health or these other third parties fail to perform their obligations to us, do not devote sufficient resources to the commercialization of VOCERYQ, or if we are unable to establish, maintain or replace these arrangements on acceptable terms, or at all, we may not be able to generate product revenues from VOCERYQ.
•If VOCERYQ or any other product candidate for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from sales of that product will be limited.
•We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our DNA medicine candidates, could hinder or prevent our products’ commercial success.
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

Part I. Financial Information
Item 1.    Financial Statements

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,962,549	$44,273,319
Short-term investments	1,398,734	14,239,145
Prepaid expenses and other current assets, including from affiliated entity	3,080,378	2,610,882
Total current assets	51,441,661	61,123,346
Fixed assets, net	1,566,691	2,527,603
Investments in affiliated entity	—	2,103,688
Operating lease right-of-use assets	5,210,822	6,542,923
Other assets	1,917,069	2,012,475
Total assets	$60,136,243	$74,310,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,375,264	$11,053,618
Accounts payable and accrued expenses due to affiliated entity	—	74,473
Accrued clinical trial expenses	1,326,394	650,680
Common stock warrant liabilities	70,011,676	29,067,162
Operating lease liability	2,689,520	2,822,622
Deferred revenue	651,505	—
Grant funding liability from affiliated entity	1,412,638	—
Total current liabilities	89,466,997	43,668,555
Operating lease liability, net of current portion	4,592,218	6,545,204
Total liabilities	94,059,215	50,213,759
Stockholders’ equity:
Preferred stock	—	—
Common stock	110,182	68,997
Additional paid-in capital	1,856,299,124	1,839,830,405
Accumulated deficit	(1,890,065,208)	(1,815,165,163)
Accumulated other comprehensive loss	(267,070)	(637,963)
Total Inovio Pharmaceuticals, Inc. stockholders’ equity	(33,922,972)	24,096,276
Total liabilities and stockholders’ equity	$60,136,243	$74,310,035

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenue from collaborative arrangements	$298,901	$—	$298,901	$65,343
Operating expenses:
Research and development	10,618,018	13,333,329	35,514,674	43,945,638
Selling, general and administrative	9,205,813	7,877,126	24,883,672	25,465,208
Total operating expenses	19,823,831	21,210,455	60,398,346	69,410,846
Loss from operations	(19,524,930)	(21,210,455)	(60,099,445)	(69,345,503)
Other income (expense):
Interest income	356,148	552,108	1,159,588	1,970,823
Change in fair value of common stock warrant liabilities	(26,938,975)	(22,515,730)	(8,932,656)	(20,680,868)
(Loss) gain on investment in affiliated entity	—	(589,618)	(2,103,688)	881,886
Net unrealized gain on available-for-sale equity securities	129,308	205,259	302,606	1,104,782
Other expense, net	(3,226,340)	(1,938,236)	(5,226,450)	(2,641,901)
Net loss	$(49,204,789)	$(45,496,672)	$(74,900,045)	$(88,710,781)
Net loss per share
Basic and diluted	$(0.50)	$(0.87)	$(0.90)	$(2.12)
Weighted average number of common shares used to compute net loss per share
Basic and diluted	98,633,024	52,168,694	83,226,188	41,837,956

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(49,204,789)	$(45,496,672)	$(74,900,045)	$(88,710,781)
Other comprehensive gain (loss):
Unrealized gain on short-term investments, net of tax	12,906	14,386	370,893	28,311
Comprehensive loss	$(49,191,883)	$(45,482,286)	$(74,529,152)	$(88,682,470)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three and Nine Months Ended September 30, 2026
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	9	$—	68,996,647	$68,997	$1,839,830,405	$(1,815,165,163)	$(637,963)	$24,096,276
Issuance of common stock for cash	—	—	667,074	667	1,083,360	—	—	1,084,027
Vesting of RSUs, net of tax payments	—	—	109,516	109	(130,346)	—	—	(130,237)
Stock-based compensation	—	—	—	—	698,744	—	—	698,744
Net loss	—	—	—	—	—	(19,682,798)	—	(19,682,798)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	1,870	1,870
Balance at March 31, 2026	9	$—	69,773,237	$69,773	$1,841,482,163	$(1,834,847,961)	$(636,093)	$6,067,882
Issuance of common stock for cash, net of financing costs	—	—	12,500,000	12,500	3,234,568	—	—	3,247,068
Vesting of RSUs, net of tax payments	—	—	68,708	69	(56,032)	—	—	(55,963)
Stock-based compensation	—	—	—	—	768,437	—	—	768,437
Net loss	—	—	—	—	—	(6,012,458)	—	(6,012,458)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	356,117	356,117
Balance at June 30, 2026	9	$—	82,341,945	$82,342	$1,845,429,136	$(1,840,860,419)	$(279,976)	$4,371,083
Issuance of common stock for cash, net of financing costs	—	—	24,210,526	24,211	2,990,525	—	—	3,014,736
Exercise of warrants for cash	—	—	3,625,738	3,626	3,984,686	—	—	3,988,312
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	3,027,589	—	—	3,027,589
Vesting of RSUs, net of tax payments	—	—	3,298	3	(814)	—	—	(811)
Stock-based compensation	—	—	—	—	868,002	—	—	868,002
Net loss	—	—	—	—		(49,204,789)	—	(49,204,789)
Unrealized gain on short-term investments, net of tax	—	—	—	—		—	12,906	12,906
Balance at September 30, 2026	9	$—	110,181,507	$110,182	$1,856,299,124	$(1,890,065,208)	$(267,070)	$(33,922,972)

	Three and Nine Months Ended September 30, 2025
	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	9	$—	36,099,991	$36,099	$1,799,362,625	$(1,730,219,262)	$(675,667)	$68,503,795
Issuance of common stock for cash, net of financing costs	—	—	518,670	519	1,101,630	—	—	1,102,149
Vesting of RSUs, net of tax payments	—	—	55,694	56	(74,275)	—	—	(74,219)
Stock-based compensation	—	—	—	—	1,399,349	—	—	1,399,349
Net loss	—	—	—	—	—	(19,694,697)	—	(19,694,697)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,347	14,347
Balance at March 31, 2025	9	$—	36,674,355	$36,674	$1,801,789,329	$(1,749,913,959)	$(661,320)	$51,250,724
Vesting of RSUs, net of tax payments	—	—	44,172	45	(34,822)	—	—	(34,777)
Stock-based compensation	—	—	—	—	834,792	—	—	834,792
Net loss	—	—	—	—	—	(23,519,412)	—	(23,519,412)
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(422)	(422)
Balance at June 30, 2025	9	$—	36,718,527	$36,719	$1,802,589,299	$(1,773,433,371)	$(661,742)	$28,530,905
Issuance of common stock for cash, net of financing costs	—	—	14,285,715	14,286	7,170,842	—	—	7,185,128
Exercise of warrants for cash	—	—	428,571	429	749,570	—	—	749,999
Exercise of pre-funded warrants for cash	—	—	2,135,477	2,135	—	—	—	2,135
Change in classification of warrants from liability to equity due to exercise	—	—	—	—	538,843	—	—	538,843
Vesting of RSUs, net of tax payments	—	—	3,385	3	(1,790)	—	—	(1,787)
Stock-based compensation	—	—	—	—	757,086	—	—	757,086
Net loss	—	—	—	—	—	(45,496,672)	—	(45,496,672)
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	14,386	14,386
Balance at September 30, 2025	9	$—	53,571,675	$53,572	$1,811,803,850	$(1,818,930,043)	$(647,356)	$(7,719,977)

See accompanying notes to unaudited condensed consolidated financial statements.

INOVIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(74,900,045)	$(88,710,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	960,912	1,077,716
Amortization of operating lease right-of-use assets	1,332,101	1,157,060
Change in fair value of warrant liabilities	8,932,656	20,680,868
Loss recognized upon issuance of warrant liability	1,090,227	—
Non-cash stock-based compensation	2,335,183	2,991,227
Amortization of discounts on investments	(18,094)	50,867
Loss on sales of short-term investments	1,025,959	890,888
Loss (gain) on equity investment in affiliated entity	2,103,688	(881,886)
Net unrealized gain on available-for-sale equity securities	(302,606)	(1,104,782)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including from affiliated entity	(469,496)	(660,603)
Other assets	95,406	(32,822)
Accounts payable and accrued expenses, including due to affiliated entity	2,247,173	(1,847,935)
Accrued clinical trial expenses	675,714	(1,065,890)
Operating lease right-of-use assets and liabilities, net	(2,086,088)	(1,844,960)
Deferred revenue	651,505	—
Grant funding liability, including from affiliated entity	1,412,638	42,152
Net cash used in operating activities	(54,913,167)	(69,258,881)
Cash flows from investing activities:
Purchases of investments	(1,982,088)	(4,946,073)
Proceeds from sale of investments	12,488,133	14,201,873
Proceeds from maturity of investments	2,000,000	5,000,000
Purchases of capital assets	—	(158,254)
Net cash provided by investing activities	12,506,045	14,097,546
Cash flows from financing activities:
Proceeds from issuance of common stock, net of equity issuance costs	7,345,831	8,287,277
Proceeds from issuance of warrants	33,949,220	16,986,830
Proceeds from exercise of warrants and pre-funded warrants	3,988,312	752,134
Taxes paid related to net share settlement of equity awards	(187,011)	(110,783)
Net cash provided by financing activities	45,096,352	25,915,458
Increase (Decrease) in cash and cash equivalents	2,689,230	(29,245,877)
Cash and cash equivalents, beginning of period	44,273,319	65,813,297
Cash and cash equivalents, end of period	$46,962,549	$36,567,420

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
INOVIO uses proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. The Company's proprietary investigational and medical CELLECTRA® delivery devices are designed to deliver the DNA medicines into the body's cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
INOVIO's first commercial-stage product is VOCERYQ (doruxapapogene ralaplasmid and lalikinogene sifuplasmid-gxfd), formerly referred to as INO-3107, a plasmid DNA-based immunotherapy delivered by the CELLECTRA 5PSP medical device. On October 30, 2026, the U.S. Food and Drug Administration, or FDA, approved VOCERYQ under its accelerated approval program to reduce the frequency of surgery in adults with recurrent respiratory papillomatosis, or RRP, a chronic, rare and debilitating disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes.
In addition to VOCERYQ, INOVIO is actively developing or planning to develop DNA medicines for other indications, including HPV-related oropharyngeal squamous cell carcinoma (OPSCC) and anal dysplasia; glioblastoma multiforme (GBM), a deadly form of brain cancer; and a potential vaccine booster to protect against the Ebola virus. The Company is also working to identify partnership opportunities to advance its DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody (DMAb) technology, which has shown great potential across multiple disease targets through the production of monoclonal antibodies or missing defective proteins within the body.
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
The Company's partners and collaborators include Akeso Inc., Alliance Medical Products, Inc. (dba Siegried Irvine), ApolloBio, AstraZeneca, Coherus, Dana-Farber Cancer Institute, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
INOVIO was incorporated in Delaware in May 2001 and has its principal executive offices in Plymouth Meeting, Pennsylvania.

2. Basis of Presentation, Liquidity and Risks and Uncertainties
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Inovio have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented.
The results of operations for the three and nine months ended September 30, 2026 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other period. These unaudited financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated financial statements include the accounts of Inovio Pharmaceuticals, Inc. and its subsidiary. As of September 30, 2026 and December 31, 2025, the Company consolidated its wholly-owned subsidiary Inovio Asia LLC. All intercompany accounts and transactions were eliminated upon consolidation.
Liquidity
The Company incurred a net loss of $49.2 million and $74.9 million for the three and nine months ended September 30, 2026, respectively. The Company had working capital deficit of $38.0 million and an accumulated deficit of $1.9 billion as of September 30, 2026. The Company has incurred losses in each year since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future in connection with the research and preclinical and clinical development of its product candidates.
On November 9, 2026, the Company closed an underwritten public offering (the “November 2026 Offering”) relating to the issuance and sale of 69,461,520 shares of its common stock, par value $0.001 per share, including 10,714,285 shares issued pursuant to the underwriters’ full exercise of their option to purchase additional shares at the initial closing, at a public offering price of $1.05 per share, and pre-funded warrants to purchase up to 12,681,337 shares of its common stock at a public offering price of $1.049 per pre-funded warrant. The net proceeds to the Company from the November 2026 Offering were approximately $80.5 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. Each pre-funded warrant issued in the November 2026 Offering has an initial exercise price of $0.001 per share, subject to adjustment, and is exercisable at any time until exercised in full. Exercise is subject to beneficial ownership limitations set forth in the pre-funded warrants.
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
The Company also granted the Underwriter an option for a period of 30 days to purchase up to 3,157,894 additional shares of common stock and/or July 2026 Warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof) (the “Overallotment Option”) at the public offering price, less the underwriting discounts and commissions. On July 29, 2026, the Underwriter exercised the Overallotment Option with respect to the July 2026 Warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof). On August 18, 2026, the Underwriter exercised the Overallotment Option with respect to the 3,157,894 additional shares of common stock. The Underwriter’s Overallotment Option has been exercised in full.
The net proceeds to the Company from the July 2026 Offering, including the full exercise of the Underwriter's Overallotment Option, were approximately $21.0 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
On April 6, 2026, the Company closed an underwritten public offering (the “April 2026 Offering”) relating to the issuance and sale by the Company of 12,500,000 shares of its common stock, par value $0.001 per share, and accompanying Series A warrants to purchase up to 12,500,000 shares of its common stock (or pre-funded warrants, each representing the right to purchase one share of common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”) in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “April 2026 Series A Warrants”) and Series B warrants to purchase up to 12,500,000 shares of its common stock (or Pre-Funded Warrants in lieu thereof) at an exercise price of $1.40 per share of common stock (or $1.399 per Pre-Funded Warrant) (the “April 2026 Series B Warrants” and, together with the 2026 Series A Warrants, the “April 2026 Warrants”), at a combined public offering price of $1.40 per share of common stock and accompanying April 2026 Warrants. The net proceeds to the Company from the April 2026 Offering were $16.1 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.
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
Going Concern
The Company’s cash, cash equivalents and short-term investments of $48.4 million as of September 30, 2026, together with the net proceeds from the November 2026 Offering and subsequent warrant exercises, are expected to be sufficient to support the Company's planned operations into the late fourth quarter 2027. The Company's current financial resources may not be sufficient to support its planned operations beyond this date without securing additional financing.
In order to continue to fund future research and development activities, the Company will need to seek additional capital. This may occur through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements (“Sales Agreements”). The Company has a history of conducting debt and equity financings, including the receipt of net proceeds of approximately $80.5 million from the November 2026 Offering, $21.0 million from the July 2026 Offering, $16.1 million from the April 2026 Offering, $49.0 million from equity offerings during the year ended December 31, 2025, and the receipt of net proceeds of $1.1 million under Sales Agreements for both the nine months ended September 30, 2026 and year ended December 31, 2025. However, sufficient funding may not be available in the future, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available, the Company may need to delay, reduce the scope of or put on hold one or more of its clinical and/or preclinical programs.
The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and achieve profitable operations. The Company expects to continue to rely on outside sources of financing to meet its capital needs and may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about the Company's ability to continue as a going concern beyond the fourth quarter of 2027. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. The Company has evaluated subsequent events after the balance sheet date through the date it issued these condensed consolidated financial statements.
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
There have been no material changes to the Company's significant accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in the Annual Report.
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

4. Short-term Investments and Fair Value Measurements
The following is a summary of available-for-sale securities as of September 30, 2026 and December 31, 2025:

		As of September 30, 2026
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$624,519	$—	$(28,319)	$596,200
Certificates of deposit	Less than 1	800,000	2,534	—	802,534
		$1,424,519	$2,534	$(28,319)	$1,398,734

		As of December 31, 2025
	Contractual Maturity (in years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds	---	$10,771,176	$—	$(330,925)	$10,440,251
Certificates of deposit	Less than 1	2,981,626	7,796	(261)	2,989,161
U.S. agency mortgage-backed securities	*	1,198,722	—	(388,989)	809,733
		$14,951,524	$7,796	$(720,175)	$14,239,145
*No single maturity date.
During the three and nine months ended September 30, 2026, the Company recorded gross realized gains on investments of $0 and $400, respectively, and gross realized losses on investments of $168,000 and $1.0 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded gross realized gains on investments of $300 and $800, respectively, and gross realized losses on investments of $183,000 and $892,000, respectively. During the three and nine months ended September 30, 2026, the Company recorded net unrealized gains on available-for-sale equity securities of $129,000 and $303,000, respectively. During the three and nine months ended September 30, 2025, the Company recorded net unrealized gains on available-for-sale equity securities of $205,000 and $1.1 million, respectively. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025. Interest and dividends on investments classified as available-for-sale are included in interest income in the condensed consolidated statements of operations. As of September 30, 2026, the Company had 2 available-for-sale securities with an aggregate total unrealized loss of $28,000. Both of these securities had been in a loss position for longer than 12 months as of September 30, 2026.
The Company periodically reviews its portfolio of available-for-sale debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For the debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on available-for-sale debt securities as of September 30, 2026 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at September 30, 2026, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis, determined using the following inputs as of September 30, 2026:

	Fair Value Measurements at
	September 30, 2026
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments
Mutual funds	$596,200	$596,200	$—	$—
Certificates of deposit	802,534	—	802,534	—
Total short-term investments	1,398,734	596,200	802,534	—

Liabilities:
Common stock warrant liabilities	70,011,676	$—	$—	70,011,676
Total liabilities	$70,011,676	$—	$—	$70,011,676

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

As of December 31, 2025, Level 1 assets consisted of mutual funds and the Company’s investment in its affiliated entity, Plumbline Life Sciences, Inc. (“PLS”), which was valued at $2.1 million based on the closing price of PLS's common stock on the Korea New Exchange Market at that date. See Note 9 for additional information. As of September 30, 2026, PLS is not included in the fair value table above because the Company reclassified its investment in PLS from Level 1 to Level 3 during the first quarter of 2026 and determined that the fair value of the investment was $0 as of September 30, 2026. Unrealized gains and losses on the Company's investment in affiliated entity are reported in the consolidated statement of operations as a gain or loss on investment in affiliated entity.
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
Accordingly, during the first quarter of 2026, the Company reclassified its investment in PLS from Level 1 to Level 3 within the fair value hierarchy. The Company estimated the fair value of the investment using a valuation approach incorporating significant unobservable inputs, including the investee’s financial condition, ongoing operating losses, limited revenue generation, reliance on external financing, and the risk of restructuring or delisting, as well as the potential for significant dilution to existing shareholders. Based on these factors, the Company determined that the fair value of its investment in PLS was $0 as of September 30, 2026.

Level 1 assets at September 30, 2026 consisted of mutual funds. Unrealized gains and losses on the Company's equity securities are reported in the consolidated statement of operations as unrealized gain or loss on available-for-sale equity securities.
Level 2 assets at September 30, 2026 consisted of certificates of deposit. Level 2 assets at December 31, 2025 consisted of certificates of deposit and U.S. agency mortgage-backed securities. These Level 2 assets are initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing market observable data. The Company obtains the fair value of its Level 2 assets from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs from a variety of industry data providers. The valuation techniques used to measure the fair value of the Company's Level 2 financial instruments were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The Company validates the quoted market prices provided by the primary pricing service by comparing the service's assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.
The Company held no Level 3 assets with a carrying value greater than $0 as of September 30, 2026 or December 31, 2025.
The following table presents the changes in the Company's Level 3 assets for the nine months ended September 30, 2026:

Level 3 Assets
Balance at December 31, 2025	$—
Transfer from Level 1 to Level 3	2,103,688
Decrease in fair value recorded as a loss on investment in affiliated entity	(2,103,688)
Balance at September 30, 2026	$—
Level 3 liabilities held as of September 30, 2026 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offerings that closed in July 2026, April 2026, July 2025 and December 2024, respectively. Level 3 liabilities held as of December 31, 2025 consisted of liabilities associated with the Warrants to purchase common stock issued in the Company's underwritten public offerings that closed in July 2025 and December 2024, respectively. The Company has classified the common stock warrant liabilities as current liabilities on the condensed consolidated balance sheet because the warrants may be exercised at any time at the option of the holder, and the Company may be required to settle the warrant liabilities in cash upon the occurrence of certain fundamental transactions, which could occur within twelve months of the balance sheet date. See Note 6 for additional information about the liability-classified warrants.
The Company reassesses the fair value of the common stock warrant liabilities at each reporting date utilizing a Black-Scholes pricing model.
The following assumptions were used to estimate the fair value of the warrant liability of the July 2026 warrants:

	On Issuance Date	September 30, 2026
Risk-free interest rate	4.4%	5.0%
Expected volatility	90%	91%
Expected life in years	5	4.8
Dividend yield	—	—
The following assumptions were used to estimate the fair value of the warrant liability of the April 2026 Series A warrants:

	On Issuance Date	September 30, 2026
Risk-free interest rate	3.7%	4.3%
Expected volatility	97%	111%
Expected life in years	1	0.5
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the April 2026 Series B warrants:

	On Issuance Date	September 30, 2026
Risk-free interest rate	3.9%	5.0%
Expected volatility	88%	93%
Expected life in years	5	4.5
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series B warrants:

	December 31, 2025	September 30, 2026
Risk-free interest rate	3.7%	5.0%
Expected volatility	88%	92%
Expected life in years	4.5	3.8
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the December 2024 warrants:

	December 31, 2025	September 30, 2026
Risk-free interest rate	3.6%	5.0%
Expected volatility	91%	93%
Expected life in years	4	3.2
Dividend yield	—	—

The following assumptions were used to estimate the fair value of the warrant liability of the July 2025 Series A warrants on December 31, 2025, which expired on March 31, 2026:

December 31, 2025
Risk-free interest rate	3.7%
Expected volatility	127%
Expected life in years	0.1
Dividend yield	—

Changes in these assumptions as well as fluctuations in the Company's stock price between the valuation dates can have a significant impact on the fair value of the common stock warrant liability. Expected volatility was based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that is representative of the Company’s expectations of future volatility over the expected term. Expected term is calculated based on the remaining contractual term of the July 2026, April 2026, July 2025 and December 2024 Warrants or best estimate of this term. The risk-free rate was based on the U.S. Treasury rate that corresponds to the expected term of the July 2026, April 2026, July 2025 and December 2024 Warrants.
During the three months ended March 31, 2026, the July 2025 Series A Warrants expired unexercised, resulting in their fair value being reduced to zero. As a result, and together with the change in the underlying valuation assumptions, the Company recorded an increase in fair value of the warrant liabilities of $26.9 million and $8.9 million on the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company recorded an increase in fair value of the warrant liability of $22.5 million and $20.7 million, respectively, on the condensed consolidated statement of operations.
Upon exercise of the July 2026, April 2026 Series A, April 2026 Series B, July 2025 Series B and December 2024 Warrants, the related warrant liability will be reclassified from liabilities to stockholders' equity immediately prior to exercise.
The following table presents the change in fair value of the Company’s total Level 3 financial liabilities for the nine months ended September 30, 2026:

Common Stock Warrant Liabilities
Balance at December 31, 2025	$29,067,162
Issuance of July 2026 common stock warrants	21,075,491
Issuance of April 2026 Series A common stock warrants	4,467,208
Issuance of April 2026 Series B common stock warrants	9,496,748
Increase in fair value of July 2026 common stock warrants	22,211,028
Decrease in fair value of April 2026 Series A common stock warrants	(336,596)
Increase in fair value of April 2026 Series B common stock warrants	1,010,156
Expiration of July 2025 Series A common stock warrants	(3,294,975)
Decrease in fair value of July 2025 Series B common stock warrants	(6,450,030)
Decrease in fair value of December 2024 common stock warrants	(4,206,927)
Change in classification from liability to stockholders equity due to warrant exercise	(3,027,589)
Balance at September 30, 2026	$70,011,676

5. Certain Balance Sheet Items
Prepaid and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid clinical expenses (a)	$260,912	$1,010,910
Other prepaid expenses, including from affiliated entity	2,819,466	1,599,972
	$3,080,378	$2,610,882

Accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Trade accounts payable	$3,017,009	$2,544,675
Accrued compensation	8,847,670	7,368,318
Other accrued expenses	1,510,585	1,140,625
	$13,375,264	$11,053,618

(a) As of September 30, 2026, balance includes $39,000 of prepaid manufacturing expenses.

6. Stockholders’ Equity
The following is a summary of the Company's authorized and issued common and preferred stock as of September 30, 2026 and December 31, 2025:

			Outstanding as of
	Authorized	Issued	September 30, 2026	December 31, 2025
Common Stock, par value $0.001 per share	600,000,000	110,181,507	110,181,507	68,996,647
Series C Preferred Stock, par value $0.001 per share	1,091	1,091	9	9

Offering of Common Stock
On November 12, 2025, the Company closed the November 2025 Offering (see “Liquidity” in Note 2 above).
Offerings of Common Stock and Warrants
On July 31, 2026, the Company closed the July 2026 Offering (see “Liquidity” in Note 2 above).
In connection with the July 2026 Offering, the Company issued Warrants, the “July 2026 Warrants”, each with an initial exercise price per share of $1.10 per share (or $1.099 per Pre-Funded Warrant). The July 2026 Warrants are exercisable at any time, in whole or in part, and will expire on July 31, 2031. As the July 2026 Warrants are not indexed to the Company's common stock, the Company will record a liability for the July 2026 Warrants at fair value upon issuance on the Company's condensed consolidated balance sheet. The common stock warrant liability will be remeasured to fair value at the end of each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. Upon issuance, the aggregate fair value of the warrant liability was approximately $21.1 million, which exceeded the gross proceeds received of approximately $20.0 million for the common stock and warrants and the overallotment option to purchase additional warrants. As a result, the Company recognized a non-cash charge of approximately $1.1 million within other expense during the three months ended September 30, 2026. The Company also recognized $2.0 million of offering costs, including commissions associated with the liability-classified warrants, in other expense upon issuance.
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
On April 6, 2026, the Company closed the April 2026 Offering (see “Liquidity” in Note 2 above).
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
A holder of the April 2026 Warrants will not be entitled to exercise any portion of such April 2026 Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates, any other persons acting as a group together with the holder and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 4.99% (or, upon election by the holder prior to the issuance of the April 2026 Warrant, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. If a holder holds less than 20% of the number of shares of Common Stock outstanding prior to giving effect to the issuance of shares issuable upon exercise, then, upon at least 61 days’ prior notice from such holder, subject to the terms of the April 2026 Warrants, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%. If the holder is not permitted to exercise an April 2026 Series A Warrant or an April 2026 Series B Warrant for common stock due to the foregoing limitation, then the holder may exercise such April 2026 Warrant for an equivalent number of Pre-Funded Warrants with an exercise price of $0.001. In addition, in certain circumstances, upon a fundamental transaction (as described in the April 2026 Warrants), a holder of April 2026 Warrants will be entitled to receive, upon exercise of the April 2026 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the April 2026 Warrants immediately prior to such fundamental transaction or number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such Common Stock in the fundamental transaction, the April 2026 Warrant holder may elect to have the Company or the successor entity purchase the holder’s April 2026 Warrant for its fair market value measured by the Black-Scholes method.
On July 7, 2025, the Company closed the July 2025 Offering (see “Liquidity” in Note 2 above).
In connection with the July 2025 Offering, the Company issued 2025 Series A Warrants and 2025 Series B Warrants,

together the “2025 Warrants”, each with an initial exercise price per share of $1.75 (or $1.749 per Pre-Funded Warrant). The 2025 Series A Warrants were exercisable at any time, in whole or in part, and were originally scheduled to expire on the date that is the earlier of (i) July 7, 2026 or (ii) 30 days after the date on which the Company first publicly disclosed the U.S. Food and Drug Administration’s acceptance of a Biologic License Application for INO-3107. The 2025 Series A Warrants were subsequently amended on January 27, 2026 to extend their expiration date to March 31, 2026, and expired on that date. The 2025 Series B Warrants are exercisable at any time, in whole or in part, and will expire on July 7, 2030.
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
In July 2025, all of the 2,135,477 April 2024 Pre-Funded Warrants were exercised in full, with proceeds to the Company of $2,000.
Common Stock Warrants
The following table summarizes the common stock warrants outstanding as of September 30, 2026 and December 31, 2025:

			As of September 30, 2026		As of	As of December 31, 2025
Issued in Connection With:	Exercise Price	Expiration Date	Number of Warrants	Common Stock Warrant Liability		Number of Warrants	Common Stock Warrant Liability
December 2024 Offering	$3.76	December 16, 2029	10,000,000	$4,760,867		10,000,000	$8,967,794
July 2025 Offering - Series A	$1.75	(1)	—	—		13,564,288	3,294,975
July 2025 Offering - Series B	$1.75	July 7, 2030	14,285,715	10,354,363		14,285,715	16,804,393
April 2026 Offering - Series A	$1.40	April 6, 2027	12,500,000	4,130,612		—	—
April 2026 Offering - Series B	$1.40	April 6, 2031	12,500,000	10,506,904		—	—
July 2026 Offering	$1.10	July 31, 2031	44,795,314	40,258,930		—	—
Total			94,081,029	$70,011,676		37,850,003	$29,067,162

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

As of September 30, 2026, 3,625,738 July 2026 Warrants had been exercised, with proceeds to the Company of $4.0 million.
As of September 30, 2026, no April 2026 Warrants had been exercised.
As of December 31, 2025, 721,427 of the July 2025 Series A Warrants had been exercised, with proceeds to the Company of $1.3 million. The July 2025 Series A Warrants expired on March 31, 2026.
As of September 30, 2026 and December 31, 2025, no July 2025 Series B Warrants had been exercised.
As of September 30, 2026 and December 31, 2025, no December 2024 Warrants had been exercised.
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
During the nine months ended September 30, 2026, the Company sold 667,074 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $1.65 per share, resulting in aggregate net proceeds of $1.1 million. During the nine months ended September 30, 2025, the Company sold 518,670 shares of its common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of September 30, 2026, there was $56.8 million of remaining capacity under the 2024 Sales Agreement. On April 1, 2026 the Company notified the Sales Agent that it was suspending and terminating the prospectus, dated August 13, 2024 (the “ATM Prospectus”), related to the Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus is filed. The Sales Agreement remains in full force and effect.
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
The aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed the sum of 11,366,666 shares plus any shares that may return from time to time from the 2016 Omnibus Incentive Plan (as amended, the “2016 Plan”) as a result of expirations, terminations or forfeitures of awards outstanding under the 2016 Plan as of May 16, 2023. At September 30, 2026, the Company had 6,834,021 shares of common stock available for future grant under the 2023 Plan, 1,695,194 shares underlying outstanding RSUs and 2,721,498 shares underlying options outstanding to purchase common stock under the 2023 Plan. The awards granted and available for future grant under the 2023 Plan generally vest over three years and have a maximum contractual term of ten years. The 2023 Plan terminates by its terms on March 4, 2036.
Following adoption of the 2023 Plan, no further awards may be made under the 2016 Plan, but outstanding awards continue to be governed by their existing terms. At September 30, 2026, the Company had no shares underlying outstanding but unvested RSUs and options outstanding to purchase 869,684 shares of common stock under the 2016 Plan. The outstanding awards granted under the 2016 Plan generally vest over three years and have a maximum contractual term of ten years.
On June 24, 2022, the Company's board of directors adopted a stock-based incentive plan (the "2022 Inducement Plan"), which provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other awards to individuals as a material inducement to entering into employment with the Company. The aggregate number of shares of the Company’s common stock that may be issued under the 2022 Inducement Plan will not exceed 166,666 shares. At September 30, 2026, the Company had 67,061 shares of common stock available for future grant under the 2022 Inducement Plan, 3,750 shares underlying outstanding but unvested RSUs and options outstanding to purchase 73,451 shares of common stock under the 2022 Inducement Plan. The 2022 Inducement Plan can be terminated by the Company's board of directors at any time.
The Amended and Restated 2007 Omnibus Incentive Plan (the "2007 Incentive Plan") was adopted on March 31, 2007 and terminated by its terms on March 31, 2017. At September 30, 2026, the Company had options outstanding to purchase 9,895 shares of common stock under the 2007 Incentive Plan. The outstanding awards granted under the 2007 Incentive Plan are fully vested and generally have a maximum contractual term of ten years.

7. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Diluted net loss per share is calculated in accordance with the treasury stock method for the outstanding Warrants, stock options and restricted stock units ("RSUs") and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the options or other securities and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of such securities from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any. For the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share were the same, as the assumed exercise or settlement of common stock warrants, stock options, service-based RSUs and performance-and market-based RSUs would have been anti-dilutive.

The following table summarizes potential shares of common stock that were excluded from the diluted net loss per share calculation because of their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2026	2025
Warrants to purchase common stock	94,081,029	38,142,859
Options to purchase common stock	3,674,528	2,004,146
Service-based restricted stock units	1,698,944	724,941
Performance-and market-based restricted stock units	67,410	92,550
Convertible preferred stock	275	275
Total	99,522,186	40,964,771

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
The weighted average assumptions used in the Black-Scholes model for option grants to employees and directors are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.63%	3.75%	3.92%	4.08%
Expected volatility	92%	109%	94%	107%
Expected life in years	5.9	5.8	5.8	5.7
Dividend yield	—	—	—	—

Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 was $842,000 and $2.3 million, respectively, of which $310,000 and $885,000, respectively, was included in research and development expenses, and $532,000 and $1.4 million, respectively, was included in selling, general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 was $742,000 and $2.9 million, respectively, of which $300,000 and $1.2 million, respectively, was included in research and development expenses, and $442,000 and $1.7 million, respectively, was included in selling, general and administrative expenses.
At September 30, 2026, there was $2.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share, calculated using the Black-Scholes option pricing model, was $0.75 and $1.27 for employee and director stock options granted during the three and nine months ended September 30, 2026, respectively, and $1.93 and $1.66 for the three and nine months ended September 30, 2025, respectively.
At September 30, 2026, there was $2.3 million of total unrecognized compensation expense related to unvested service-based RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted average grant date fair value per share was $1.63 for service-based RSUs granted during the nine months ended September 30, 2026, and $2.02 for the nine months ended September 30, 2025. No service-based RSUs were granted during the three months ended September 30, 2026 or 2025.
The fair value of stock options granted to non-employees was estimated using the Black-Scholes pricing model. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2026 was $26,000 and $52,000, respectively. Total stock-based compensation expense for stock options and RSUs granted to non-employees for the three and nine months ended September 30, 2025 was $15,000 and $62,000, respectively.
Performance-and Market-Based RSUs
In May 2024, the Company granted performance- and market-based RSUs (such performance-based grants, the "PSU Awards") to key employees under the 2023 Plan. Each PSU was expressed as a target number of RSUs. With respect to the PSU Awards, the Company's Board of Directors established specified performance goals and corresponding performance periods over which the goals must be attained, the satisfaction of which are conditions to earning the PSU Awards and vesting of the underlying RSUs. As of September 30, 2026, 58,660 of these May 2024 performance- and market-based RSUs were outstanding. As of September 30, 2026, an additional 8,750 performance-based RSUs and stock-options granted to employees remained outstanding.
Of the target number of RSUs underlying each PSU Award, up to 70% (the "Milestone-based RSUs") will vest based on the achievement of specified milestones relating to the development, regulatory status and commercialization of the Company’s lead product candidate INO-3107 (each, a "Milestone," and collectively, the "Milestones"). Each Milestone has a specified deadline for achievement ranging between the end of 2025 and the end of 2027. As of September 30, 2026, 25,140, or 30% of the Milestone-based RSUs expired unvested.

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
The grant date fair value of the Milestone-based RSUs was $643,000 based on the grant date closing price per share of $10.96. As of September 30, 2026, the underlying performance milestones of the Milestone-based RSUs were determined to be not probable of achievement, and no stock-based compensation expense was recognized for the nine months then ended.
The grant date fair value of the Market-based RSUs was $269,000 based on the fair value of $10.69 per share as determined using the Monte Carlo simulation method. For both the three and nine months ended September 30, 2026 and 2025, the Company recognized $19,000 and $57,000, respectively, in stock-based compensation for the Market-based RSUs.

9. Related Party Transactions
Plumbline Life Sciences, Inc.
The Company owned 597,808 shares of common stock in PLS as of September 30, 2026, representing an ownership interest of 14.5%. The Company's investment in PLS is recorded as investment in affiliated entity on the condensed consolidated balance sheet and was valued at $0 and $2.1 million, as of September 30, 2026 and December 31, 2025, respectively. The value as of December 31, 2025 was based on the closing price of the shares on the Korea New Exchange Market at the balance sheet date.
In February 2026, trading of PLS’s common stock was suspended by the Korea New Exchange Market due to capital impairment, and PLS was subsequently granted an improvement period. Due to the trading suspension and the lack of observable market transactions, the Company determined that the market for PLS’s common stock was not active and that the quoted market price was not indicative of fair value. Accordingly, as of September 30, 2026, the Company estimated the fair value of its investment in PLS using a valuation approach based on significant unobservable inputs and concluded that the fair value of the investment was $0. See Note 4 for additional information.
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
Deferred grant funding recognized from Wistar and recorded as contra-research and development expense is related to work performed by the Company on the research sub-contract agreements. For the three and nine months ended September 30, 2026, the Company recorded $34,000 and $115,000, respectively, as contra-research and development expense from Wistar. For the three and nine months ended September 30, 2025, the Company recorded $220,000 and $821,000, respectively, as contra-research and development expense from Wistar.
Research and development expenses recorded from Wistar relate primarily to collaborative research agreements and patents. Research and development expenses recorded from Wistar for the three and nine months ended September 30, 2026 was $52,000 and $195,000, respectively. Research and development expenses recorded from Wistar for both the three and nine months ended September 30, 2025 was $63,000 and $135,000, respectively. At September 30, 2026 and December 31, 2025, the Company had a prepaid expense and other assets balance of $28,000 and $38,000, respectively, an accounts payable and accrued liability balance of $0 and $74,000, respectively, and a deferred grant funding balance of $1.4 million and $0, respectively, related to Wistar.

10. Commitments and Contingencies
Leases
The Company leases approximately 56,600 square feet of office, laboratory, and manufacturing space in San Diego, California and approximately 57,400 square feet of office space in Plymouth Meeting, Pennsylvania under various non-cancellable operating lease agreements with remaining lease terms as of September 30, 2026 of 8 months to 3.3 years, which represent the non-cancellable periods of the leases. The Company has excluded the extension options from its lease terms in the calculation of future lease payments as they are not reasonably certain to be exercised. The Company's lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance and administrative services. The Company has received customary incentives from its landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
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
As of September 30, 2026, the maturities of the Company's operating lease liabilities were as follows:

Remainder of 2026	$905,000
2027	2,992,000
2028	2,319,000
2029	2,132,000
Total remaining lease payments	8,348,000
Less: present value adjustment	(1,066,000)
Total operating lease liabilities	7,282,000
Less: current portion	(2,690,000)
Long-term operating lease liabilities	$4,592,000

Weighted-average remaining lease term	2.9 years
Weighted-average discount rate	9.0%

Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 were $626,000 and $1.9 million, respectively. Lease costs included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 were $584,000 and $1.7 million, respectively. Operating lease costs consisting of the fixed lease payments included in operating lease liabilities are recorded on a straight-line basis over the lease terms. Variable lease costs are recorded as incurred.
As of September 30, 2026, the Company has four active subleases for a total of approximately 25,000 square feet in its Plymouth Meeting headquarters with two sublease periods through December 31, 2026, one through December 31, 2027 and one through December 31, 2029.
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
Legal Proceedings
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, collectively referred to as “VGXI”, alleging that VGXI materially breached the Company’s supply agreement. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. On September 9, 2026, the Court entered judgment in favor of the Company on its claims, and entered judgment against VGXI on its counterclaims, and on October 19, 2026, awarded the Company $61.8 million in compensatory damages and $18.7 million in fees and costs. As of the date of this Quarterly Report, the Company has not recognized a gain related to the judgment because realization remains highly uncertain due to the Company's ability to collect the amounts awarded given the uncertainty regarding VGXI's financial condition and its ability to satisfy the judgment. Accordingly, no amounts related to the judgment have been recorded in the accompanying condensed consolidated financial statements. The Company will evaluate recognition of any recovery as additional information regarding realization of the judgment becomes available.
Securities Litigation
On February 6, 2026, a purported shareholder class action complaint, Carlson v. Inovio Pharmaceuticals, Inc., Jacqueline Shea, and Peter Kies, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company, Jacqueline Shea, the Company’s Chief Executive Officer, and Peter Kies, the Company’s Chief Financial Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its submission to the FDA and the FDA’s review timeline for the Biologics License Application for INO-3107 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On April 7, 2026, five members of the putative class filed motions for appointment as lead plaintiff and approval of selection of lead counsel. On June 3, 2026, the Court entered an order extending Defendants’ time to respond to the complaint until after the appointment of lead plaintiff and approval of lead counsel and after the filing of an amended complaint by the lead plaintiff. On July 27, 2026, the Court appointed lead plaintiff and approved the selection of lead counsel. The lead plaintiff filed an amended complaint on September 24, 2026. The defendants must file their motion to dismiss the amended complaint on or before November 23, 2026, and the lead plaintiff’s opposition to the motion to dismiss must be filed on or before January 22, 2027.
Four purported shareholder derivative complaints, Shin v. Shea, et al., Pepito v. Shea, et al., Panes v. Shea, et al., and Ghahremani v. Shea, et al. were filed in federal court the United States District Court for the Eastern District of Pennsylvania on March 5, 2026, March 16, 2026, May 1, 2026, and May 27, 2026 respectively. On August 27, 2026, the Court ordered the plaintiffs to show cause why these derivative actions should not be consolidated and stayed pending the resolution of the securities class action Carlson v. Inovio. The plaintiffs responded to the order to show cause on September 10, 2026. The Court has not yet ruled on a potential consolidation and stay. A fifth purported shareholder derivative complaint, Andrews v. Shea, et al., was filed in the United States District Court for District of Delaware on July 22, 2026, but was subsequently voluntarily dismissed on August 17, 2026. The remaining four actions name Jacqueline Shea, the Company’s Chief Executive Officer, Peter Kies, the Company’s Chief Financial Officer, and seven current directors as defendants. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse the Company’s board of directors of failing to exercise reasonable and prudent supervision over the Company’s management, policies, internal controls and operations. The plaintiffs seek unspecified monetary damages on behalf of the Company as well as governance reforms.
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

11. Collaborative and Research Agreements
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
No revenue was recorded from the ApolloBio Agreement during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company received $0 and $65,000, respectively, from the ApolloBio Agreement that was recorded as revenue.
Research Agreement
In July 2026, the Company entered into a research agreement to conduct a defined preclinical research program. Revenue associated with the arrangement is recognized over time as the Company satisfies its performance obligations. During the three and nine months ended September 30, 2026, the Company recorded $299,000 as revenue under the research agreement.

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
 For the nine months ended September 30, 2026 and 2025, the Company did not record any income tax provision/(benefit) due to the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

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
As of September 30, 2026 and December 31, 2025, the Company held approximately 9% and 23%, respectively, of the outstanding equity interests of Geneos on an as-converted to common stock basis. The decrease in the Company's ownership interest resulted from the issuance of preferred equity securities by Geneos to third-party investors during the first quarter of 2026, in which the Company did not participate.
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
Due to Geneos' continuing net losses, the carrying value of the Company’s investment in Geneos was $0 as of September 30, 2026 and December 31, 2025. In accordance with ASC 323‑10‑35‑20, the Company has not recorded its share of Geneos’ losses in excess of its investment balance, as the Company has no obligation, whether explicit or implicit, to provide additional financial support to Geneos and has not committed to fund Geneos’ future operations. Summarized financial information for Geneos has not been presented, as the Company's investment in Geneos is not material to the Company's consolidated financial position or results of operations.

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
Detailed information regarding the Company's single operating segment's revenues, expenses and operating loss are as follows:

	Three Months Ended September 30,
	2026	2025

Revenue from collaborative arrangements	$298,901	$—
Less:
Research and development:
INO-3107	4,031,260	3,352,458
INO-3112 and other Immuno-oncology	225,799	690,661
Other research and development programs (a)	887,394	980,548
Engineering and device-related	2,416,239	4,323,775
Stock-based compensation	310,376	302,249
Other unallocated expenses	2,746,950	3,683,638
Selling, general and administrative	9,205,813	7,877,126
Total operating expenses	19,823,831	21,210,455
Interest income	356,148	552,108
Change in fair value of common stock warrant liabilities	(26,938,975)	(22,515,730)
Loss on investment in affiliated entity	—	(589,618)
Net unrealized gain on available-for-sale equity securities	129,308	205,259
Other expense, net	(3,226,340)	(1,938,236)
Net loss	$(49,204,789)	$(45,496,672)

	Nine Months Ended September 30,
	2026	2025

Revenue from collaborative arrangements	$298,901	$65,343
Less:
Research and development:
INO-3107	11,913,794	10,790,120
INO-3112 and other Immuno-oncology	970,083	1,825,203
Other research and development programs (a)	2,870,224	2,859,762
Engineering and device-related	9,123,208	14,470,247
Stock-based compensation	884,609	1,177,331
Other unallocated expenses	9,752,756	12,822,975
Selling, general and administrative	24,883,672	25,465,208
Total operating expenses	60,398,346	69,410,846
Interest income	1,159,588	1,970,823
Change in fair value of common stock warrant liabilities	(8,932,656)	(20,680,868)
(Loss) gain on investment in affiliated entity	(2,103,688)	881,886
Net unrealized gain on available-for-sale equity securities	302,606	1,104,782
Other expense, net	(5,226,450)	(2,641,901)
Net loss	$(74,900,045)	$(88,710,781)
(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

15. Subsequent Events
On October 30, 2026, the FDA approved VOCERYQ (formerly INO-3107), in combination with CELLECTRA, under its accelerated approval program to reduce the frequency of surgery in adults with RRP.
On November 9, 2026, the Company closed an underwritten public offering (the “November 2026 Offering”) relating to the issuance and sale of 69,461,520 shares of its common stock, par value $0.001 per share, including 10,714,285 shares issued pursuant to the underwriters' full exercise of their option to purchase additional shares at the initial closing, at a public offering price of $1.05 per share, and pre-funded warrants to purchase up to 12,681,337 shares of its common stock at a public offering price of $1.049 per pre-funded warrant. The net proceeds to the Company from the November 2026 Offering were approximately $80.5 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. Each pre-funded warrant issued in the November 2026 Offering has an initial exercise price of $0.001 per share, subject to adjustment, and is exercisable at any time until exercised in full. Exercise is subject to beneficial ownership limitations set forth in the pre-funded warrants.
Subsequent to September 30, 2026 and through November 9, 2026, the Company received aggregate proceeds of approximately $10.9 million from the exercise of warrants, consisting of $3.9 million from the exercise of 3,521,000 Warrants issued in the July 2026 Offering, $1.0 million from the exercise of 714,286 Series A Warrants issued in the April 2026 Offering, and $6.0 million from the exercise of 3,428,571 Warrants issued in the July 2025 Offering. See “Liquidity” in Note 2 for additional information regarding these offerings.

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our history of losses; our ability to successfully commercialize VOCERYQ and maintain its regulatory approval; uncertainties inherent in clinical trials and product development programs, including but not limited to the fact that preclinical and clinical results may not be indicative of results achievable in other trials or for other indications, that the studies or trials may not be successful or achieve desired results, that preclinical studies and clinical trials may not commence, have sufficient enrollment or be completed in the time periods anticipated, that results from one study may not necessarily be reflected or supported by the results of other similar studies, that results from an animal study may not be indicative of results achievable in human studies, that clinical testing is expensive and can take many years to complete, that the outcome of any clinical trial is uncertain and failure can occur at any time during the clinical trial process, and that our proprietary device technology and DNA medicine candidates may fail to show the desired safety and efficacy traits in clinical trials; the availability of funding; the ability to manufacture VOCERYQ and our DNA medicine candidates; the availability or potential availability of alternative therapies or treatments for the conditions targeted by us or our collaborators, including alternatives that may be more efficacious or cost-effective than any therapy or treatment that we and our collaborators commercialize or hope to develop; our ability to receive development, regulatory and commercialization event-based payments under our collaborative agreements; whether our proprietary rights are enforceable or defensible or infringe or allegedly infringe on rights of others or can withstand claims of invalidity; and the impact of government healthcare laws and proposals.
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
References herein to “we,” “our,” “us,” “INOVIO” or the “Company” refer to INOVIO Pharmaceuticals, Inc. and its consolidated subsidiaries. References herein to “DNA medicines” refer to VOCERYQ and our product candidates in development for diseases associated with human papillomavirus (HPV), cancer, and infectious diseases.

Overview
We are a biotechnology company focused on developing and commercializing DNA medicines to help treat and protect people from HPV-related diseases, cancer and infectious diseases. Our platform harnesses the power of in vivo protein production, featuring optimized design and delivery of DNA medicines that teach the body to manufacture its own disease-fighting tools.
We use proprietary technology to design DNA plasmids, which are small circular DNA molecules that work like software the body’s cells can download to produce specific proteins to target and fight disease. Our proprietary investigational and medical CELLECTRA® delivery devices are designed to deliver the DNA medicines into the body’s cells for optimal effect, without the use of chemical adjuvants, lipid nanoparticles or viral vectors.
Our first commercial-stage product is VOCERYQ (doruxapapogene ralaplasmid and lalikinogene sifuplasmid-gxfd), formerly referred to as INO-3107, a plasmid DNA-based immunotherapy delivered by our CELLECTRA 5PSP medical device. The U.S. Food and Drug Administration, or FDA, approved VOCERYQ under its accelerated approval program to reduce the frequency of surgery in adults with recurrent respiratory papillomatosis, or RRP, a chronic, rare and debilitating disease characterized by the growth of small tumors, or papillomas, in the respiratory tract primarily caused by HPV-6 and/or HPV-11 genotypes. Based on our ongoing analysis of claims data, we believe there currently is a prevalent population of at least 25,000 patients with RRP in the United States. Although mostly benign, the papillomas caused by RRP can extend into the lungs, carrying a higher risk of respiratory complications and malignant transformation. The current standard of care for RRP is repeated invasive surgery, which comes with its own significant risks and costs to patients. VOCERYQ is designed to elicit an antigen-specific T cell response against both HPV-6 and HPV-11 proteins. These targeted T cells seek out and kill HPV-6 and HPV-11 infected cells, with the aim of reducing the need for surgery. Following a standard-of-care surgical debulking of visible papilloma prior to the initial administration of VOCERYQ, no additional scoping or surgical intervention is required as part of the nine-week dosing regimen.
Recent Developments
On October 30, 2026, the FDA approved VOCERYQ under its accelerated approval program to reduce the frequency of surgery in adults with RRP. VOCERYQ was approved in combination with CELLECTRA. The approval was supported by data from our RRP-001 trial evaluating VOCERYQ in 32 adult patients with RRP who had two or more surgeries in the year prior to treatment, of whom 26 patients required three or more surgeries for papilloma excision in the 12 months prior to treatment and were included in the efficacy evaluation. Seven out of the 26 patients (27% [95% CI: 12; 48%]) demonstrated a complete response, defined as requiring no surgical excision of papillomas, after 12 months of follow-up, which is not expected as part of the natural history of the disease when untreated. VOCERYQ was found to be well tolerated, with the most common adverse reactions, each occurring in 5% or more of patients, including injection site reactions, headache, fatigue, hypertension, nausea and dizziness. The continued approval of VOCERYQ under accelerated approval for this indication may be contingent upon verification and description of clinical benefit in one or more confirmatory studies. We have agreed with the FDA that a confirmatory study should enroll at least 50 adult and pediatric patients with RRP requiring three or more surgical interventions, in the 12 months prior to treatment with VOCERYQ. Subject to further regulatory feedback, we expect a confirmatory study to evaluate the number of surgical interventions required over at least three years, following completion of treatment, and compare this to an appropriate external control group or scientifically justified threshold. We may also explore continued treatment in patients without a sustained complete response as part of a confirmatory study. We expect to submit a draft protocol for this confirmatory study by the end of 2026 as required by the FDA, with the goal of aligning on a final protocol by mid-2027.
Following FDA approval, we are proceeding with commercial launch activities for VOCERYQ. We have engaged Syneos Health to support the recruitment and deployment of our medical and commercial field teams. We have also engaged or identified key commercial partners, including a third-party logistics provider, Agency of Record, specialty distributor, specialty pharmacy, and patient HUB. We expect to make VOCERYQ available to order and ship in approximately 60 days from approval and anticipate full field deployment during the first quarter of 2027. We also expect insurers that cover approximately 80% of patients in the US to have policies in place for coverage within nine months of approval, based on our Payer research to date.
In addition to our U.S. regulatory activities, we plan to submit an application for conditional marketing authorization for VOCERYQ in Europe before the end of 2026.
As a rare disease, RRP is a concentrated market. An estimated 400 laryngologists treat the vast majority of RRP patients. About 80% of patients with RRP receive care in large Integrated Delivery Networks or academic institutions. There are about 100 of these institutions treating the majority of patients in this segment. The remaining 20% of RRP patients receive care in community hospitals and private group practices. Our field teams will aim to engage both of these customer segments, and overall, our field footprint will aim to cover about 90% of RRP patient potential. Our field organization is expected to include 20 territories with Key Account Managers, reimbursement specialists, and dedicated payer support capabilities deployed across those territories. We believe we have established the infrastructure needed to support a successful U.S. launch. We expect our device and plasmid manufacturing network to be prepared to meet anticipated demand, with current inventory and capacity available to support the first year of launch through at least 2027. We anticipate VOCERYQ to be priced at approximately $115,000 per dose, or $460,000 for the complete four-dose treatment series, which is consistent with the previously approved immunotherapy to treat adults with RRP.
Our Product Candidates in Development

While the majority of our resources are focused on VOCERYQ, we continue to advance other pipeline candidates through partnerships and other strategic relationships. Toward this goal, in early 2026 we announced a collaboration with Akeso Inc. to evaluate INO-5412 in combination with their novel PD-1/CTLA-4 checkpoint inhibitor as a potential treatment for glioblastoma, or GBM, one of the most complex, deadly, and treatment-resistant cancers, in a Phase 2 adaptive platform trial sponsored by the Dana-Farber Cancer Institute. INO-5412 is an investigational DNA medicine that combines INO-5401 and INO-9012 into a single vial as a potentially powerful cancer immunotherapy particularly when given in combination with checkpoint inhibitors. INO-5401 plus INO-9012 has been previously investigated as a potential therapeutic treatment targeting a number of cancers, including GBM and cancers exhibiting BRCA1 and BRCA2 mutations. Data from an ongoing Phase 2 trial in newly diagnosed GBM patients, highlighted in a 2022 oral presentation at the American Society of Clinical Oncology, demonstrated that INO-5401 plus INO-9012 in combination with a PD-1 checkpoint inhibitor elicited robust immune responses that potentially correlated with enhanced survival. INO-5401 encodes for our Synthetic Consensus antigens of hTERT, WT1, and PSMA, which are antigens the National Cancer Institute has highlighted as important targets and designated as high priorities for cancer immunotherapy development. These three antigens have been reported to be over-expressed and often mutated in a variety of human cancers, including GBM. INO-9012 encodes for IL-12, which is a T cell immune activator.
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
Other pipeline candidates include those targeting HPV-related anal dysplasia; cancers associated with certain gene mutations; and a potential vaccine booster to protect against the Ebola virus. We are also working to identify partnership opportunities to advance our DNA-Encoded Protein (DPROT) and DNA-Encoded Monoclonal Antibody technology (DMAbTM), with a focus on developing additional DPROT indications in the rare disease space, including Hemophilia A, Fabry Disease and Hypophosphatasia (HPP). This technology has shown great potential across multiple disease targets through the production of monoclonal antibodies within the body.
We previously conducted clinical trials of a DNA immunotherapy candidate for the treatment of HPV-related cervical high-grade squamous intraepithelial lesions, but announced in 2023 that we were ceasing development for this indication in the United States. However, in May 2026, our collaborator ApolloBio Corporation, or ApolloBio, announced positive topline results from their ongoing Phase 3 clinical trial of this product candidate in China. ApolloBio continues to advance the program and plans to use these results to seek regulatory approval for the product candidate and, if approved, potentially commercialize it in that jurisdiction.
Besides VOCERYQ, all of our DNA medicine candidates are in the research and development phase. We have not generated any revenues from the sale of any products, and we do not expect to generate any material revenues until we successfully commercialize VOCERYQ. We earn revenue from license fees and milestone revenue and collaborative research and development agreements and contracts. Our DNA medicine candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All DNA medicine candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant funding for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.
Our partners and collaborators include Akeso, Alliance Medical Products, Inc. (dba Siegried Irvine), ApolloBio, AstraZeneca, Coherus, Dana-Farber Cancer Institute, Defense Advanced Research Projects Agency (DARPA), HIV Vaccines Trial Network, Kaneka Eurogentec, National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Plumbline Life Sciences, Regeneron Pharmaceuticals, Richter BioLogics, the University of Pennsylvania and The Wistar Institute.
As of September 30, 2026, we had an accumulated deficit of $1.9 billion. We expect to continue to incur substantial operating losses in the future due to our commitment to our research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of selling, general and administrative activities.

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

Results of Operations
Revenue. Total revenue was $299,000 for both the three and nine months ended September 30, 2026, as compared to $0 and $65,000 for the three and nine months ended September 30, 2025, respectively. Revenue recognized during the 2026 period primarily relates to preclinical research services performed under a research agreement.
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
The following table summarizes our research and development expense by product candidate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	$	%
INO-3107	$4,031	$3,352	$679	20%
INO-3112 and other Immuno-oncology	226	691	(465)	(67)%
Other research and development programs (a)	887	980	(93)	(9)%
Engineering and device-related	2,416	4,324	(1,908)	(44)%
Stock-based compensation	310	302	8	3%
Other unallocated expenses	2,748	3,684	(936)	(25)%
Research and development expense	$10,618	$13,333	$(2,715)	(20)%

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	$	%
INO-3107	$11,914	$10,790	$1,124	10%
INO-3112 and other Immuno-oncology	970	1,825	(855)	(47)%
Other research and development programs (a)	2,870	2,860	10	—%
Engineering and device-related	9,123	14,471	(5,348)	(37)%
Stock-based compensation	885	1,177	(292)	(25)%
Other unallocated expenses	9,753	12,823	(3,070)	(24)%
Research and development expense	$35,515	$43,946	$(8,431)	(19)%
(a) Includes DMAb, DPROT and other research and development programs, net of contributions received from grant agreements and recorded as contra-research and development expense.

The decrease in research and development expenses for the three-month period year over year was primarily the result of:
•$1.6 million in lower engineering professional and outside services related to our device development;
•$730,000 in lower employee and consultant compensation, including stock-based compensation;
•$285,000 of lower expensed inventory; and
•$175,000 in lower contract labor; offset by
•$257,000 in higher outside services related to INO-3107.
The decrease in research and development expenses for the nine-month period year over year was primarily the result of:

•$4.0 million in lower engineering professional and outside services related to our device development;
•$3.2 million in lower employee and consultant compensation, including stock-based compensation;
•$1.4 million of lower expensed inventory;
•$682,000 in lower contract labor; and
•$365,000 in lower engineering and lab supplies.
These decreases were offset by:
•$877,000 in higher severance expense; and
•$727,000 in higher outside services related to INO-3107.
Contributions received from current grant agreements and recorded as contra-research and development expense were $92,000 and $314,000 for the three and nine months ended September 30, 2026, respectively, as compared to $256,000 and $856,000 for the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to reduced research and development activities eligible for reimbursement under the sub-grants through Wistar.
Selling, general and administrative expenses. Selling, general and administrative expenses, which include commercial, business development expenses and patent expenses, were $9.2 million and $24.9 million for the three and nine months ended September 30, 2026, respectively, as compared to $7.9 million and $25.5 million for the three and nine months ended September 30, 2025, respectively. Increases for the three-month period year over year included:
•$1.1 million in higher outside services related to commercial development and the planned commercial launch;
•$374,000 in higher employee and consultant compensation, including stock-based compensation; and
•$210,000 in higher severance expense; offset by
•$483,000 in lower legal expenses due to a decrease in litigation activity.
Decreases for the nine-month period year over year included:
•$1.7 million in lower legal expenses due to a decrease in litigation activity; and
•$741,000 in lower property taxes due to disputed payment made in the prior year which was subsequently refunded in the fourth quarter 2025; offset by
•$1.4 million in higher outside services related to commercial development and the planned commercial launch; and
•$405,000 in higher facilities related expenses.
Stock-based compensation. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 was $842,000 and $2.3 million, respectively, of which $310,000 and $885,000, respectively, was included in research and development expenses, and $532,000 and $1.4 million, respectively, was included in selling, general and administrative expenses. Total employee and director stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 was $742,000 and $2.9 million, respectively, of which $300,000 and $1.2 million, respectively, was included in research and development expenses, and $442,000 and $1.7 million, respectively, was included in selling, general and administrative expenses. The decrease for the nine-month period year over year was primarily due to a lower weighted average grant date fair value of equity awards, affecting both current and prior period awards.
Interest income. Interest income for the three and nine months ended September 30, 2026 was $356,000 and $1.2 million, respectively, as compared to $552,000 and $2.0 million for the three and nine months ended September 30, 2025, respectively. The decrease for the three and nine-month periods year over year was primarily due to a lower short-term investment balance.
Change in Fair Value of Common Stock Warrant Liabilities. The change in fair value of our common stock warrant liabilities of $(26.9) million and $(8.9) million for the three and nine months ended September 30, 2026, respectively, as compared to $(22.5) million and $(20.7) million for the three and nine months ended September 30, 2025, respectively, is related to the revaluation of the liability associated with the December 2024 Warrants, July 2025 Warrants, April 2026 Warrants and July 2026 Warrants, as defined below. We record the fair value of these December 2024 Warrants, July 2025 Warrants, April 2026 Warrants and July 2026 Warrants at each balance sheet date and will record gain or loss on the consolidated statement of operations for changes in fair value between balance sheet dates. During the three months ended

March 31, 2026, the July 2025 Series A Warrants expired unexercised, and the remaining warrant liability was recognized as a gain in the condensed consolidated statement of operations, with no subsequent fair value remeasurement.
(Loss) gain on investment in affiliated entity. The (loss) gain reflects the change in the fair value of our investment in Plumbline Life Sciences, Inc. (PLS), which was $0 and $(2.1) million for the three and nine months ended September 30, 2026, respectively, as compared to $(590,000) and $882,000 for the three and nine months ended September 30, 2025, respectively. As of December 31, 2025, we measured our investment in PLS based on the quoted market price of its common stock on the Korea New Exchange Market. During the three months ended March 31, 2026, trading of PLS’s common stock was suspended, and we determined that the market for the security was not active. Accordingly, we reclassified the investment from Level 1 to Level 3 within the fair value hierarchy and estimated fair value using unobservable inputs. Based on our evaluation of PLS’s financial condition and the absence of observable market transactions, we determined that the fair value of our investment in PLS was $0 as of September 30, 2026.
Net unrealized gain on available-for-sale equity securities. The net unrealized gain on available-for-sale equity securities for the three and nine months ended September 30, 2026 of $129,000 and $303,000, respectively, as compared to $205,000 and $1.1 million for the three and nine months ended September 30, 2025, respectively, resulted from a change in the fair market value of the investments.
Other expense, net. Other expense, net, for the three and nine months ended September 30, 2026 was $3.2 million and $5.2 million, respectively, as compared to $1.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively. Other expense increased primarily due to the issuance of liability-classified warrants in July 2026. Upon issuance, the fair value of the warrant liability exceeded the gross proceeds received, resulting in the recognition of a non-cash charge of approximately $1.1 million. In addition, financing costs incurred in connection with the issuance of the Common Stock Warrants in July 2026, April 2026 and July 2025 were recorded in other expense, as well as the realized loss on short-term investments sold during the respective periods.

Liquidity and Capital Resources
Historically, our primary uses of cash have been to finance research and development activities including clinical trial activities for the advancement of DNA medicine candidates. Since inception, we have satisfied our cash requirements principally from proceeds from the sale of equity securities, indebtedness and grants and government contracts.
Working Capital and Liquidity
As of September 30, 2026, we had cash, cash equivalents and short-term investments of $48.4 million and a working capital deficit of $38.0 million, compared with cash, cash equivalents and short-term investments of $58.5 million and positive working capital of $17.5 million as of December 31, 2025.
Cash Flows
Operating Activities
Net cash used in operating activities was $54.9 million and $69.3 million for the nine months ended September 30, 2026 and 2025, respectively. The variance was primarily due to the timing and changes in working capital balances, offset by decreased operating expenses.
Investing Activities
Net cash provided by investing activities was $12.5 million and $14.1 million for the nine months ended September 30, 2026 and 2025, respectively. The variance was primarily the result of timing differences in short-term investment purchases, sales and maturities.
Financing Activities
Net cash provided by financing activities was $45.1 million and $25.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to $40.3 million of proceeds from the July and April 2026 Offerings (defined below), net of equity-related issuance costs, and $4.0 million of proceeds from the exercise of warrants during the nine months ended September 30, 2026. This compares to $24.2 million of proceeds from the July 2025 Offering (defined below), net of equity-related issuance costs, and $750,000 of proceeds from the exercise of warrants during the nine months ended September 30, 2025.
Offering of Common Stock and Pre-Funded Warrants
On November 9, 2026, we closed an underwritten public offering, or the November 2026 Offering, relating to the issuance and sale of 69,461,520 shares of our common stock, par value $0.001 per share, including 10,714,285 shares issued pursuant to the underwriters’ full exercise of their option to purchase additional shares at the initial closing, at a public offering price of $1.05 per share, and pre-funded warrants to purchase up to 12,681,337 shares of our common stock at a public offering price of $1.049 per pre-funded warrant. The net proceeds from the November 2026 Offering were approximately $80.5 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. Each pre-funded warrant issued in the November 2026 Offering has an initial exercise price of $0.001 per share, subject to adjustment, and is exercisable at any time until exercised in full. Exercise is subject to beneficial ownership limitations set forth in the pre-funded warrants.
Offering of Common Stock and Warrants
On July 31, 2026, we closed an underwritten public offering, or the July 2026 Offering, relating to the issuance and sale of 21,052,632 shares of our common stock, par value $0.001 per share, and accompanying warrants, or the July 2026 Warrants, to purchase 42,105,264 shares of our common stock (or pre-funded warrants in lieu thereof, or the Pre-Funded Warrants) at an exercise price of $1.10 per share of common stock (or $1.099 per Pre-Funded Warrant), at a combined public offering price of $0.95 per share of common stock and accompanying July 2026 Warrant.
We also granted the Underwriter an option for a period of 30 days to purchase up to 3,157,894 additional shares of common stock and/or warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof) (the “Overallotment Option”) at the public offering price, less the underwriting discounts and commissions. On July 29, 2026, the Underwriter exercised the Overallotment Option with respect to the warrants to purchase up to 6,315,788 additional shares of common stock (or pre-funded warrants in lieu thereof). On August 18, 2026, the Underwriter exercised the Overallotment Option with respect to the 3,157,894 additional shares of common stock. The Underwriter’s overallotment option has been exercised in full.
The net proceeds to us from the July 2026 Offering, including the full exercise of the Underwriter’s Overallotment Option, were $21.0 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.
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
During the nine months ended September 30, 2026, we sold 667,074 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $1.65 per share, resulting in aggregate net proceeds of $1.1 million. During the nine months ended September 30, 2025, we sold 518,670 shares of common stock under the 2024 Sales Agreement. The sales were made at a weighted average price of $2.16 per share, resulting in aggregate net proceeds of $1.1 million. As of September 30, 2026, there was $56.8 million of remaining capacity under the 2024 Sales Agreement. On April 1, 2026 the Company notified the Sales Agent that it was suspending and terminating the prospectus, dated August 13, 2024, or the ATM Prospectus, related to the Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus is filed. The Sales Agreement remains in full force and effect.
Other Issuances of Common Stock
During the nine months ended September 30, 2026, warrants to purchase 3,625,738 shares of common stock were exercised for aggregate net proceeds to us of $4.0 million, no stock options were exercised and tax payments of $187,000 were made related to net share settlement of RSU awards. During the nine months ended September 30, 2025, warrants to purchase 428,571 shares of common stock were exercised for aggregate net proceeds to us of $750,000, no stock options were exercised and tax payments of $111,000 were made related to net share settlement of RSU awards.
Funding Requirements
As of September 30, 2026, we had an accumulated deficit of $1.9 billion, and we expect to continue to operate at a loss for the near term. Our accumulated deficit is expected to increase as we incur expenses to commercialize VOCERYQ and continue our research and development efforts. We anticipate that additional financing will be required to commercialize VOCERYQ, conduct post-approval clinical development activities and complete the development of our other product candidates. If our other product candidates receive regulatory approval, we will also need additional funding to market and sell those products and related equipment. In addition to potential equity or debt financings, we are evaluating potential collaborations as a way to fund our operations. We have focused our resources on VOCERYQ, formerly referred to as INO-3107, and its U.S. commercialization, while extending our cash runway. As part of this effort, we prioritized programs, spending and resource allocation, including eliminating roles that do not directly support this objective. We expect our cash runway to extend into late fourth quarter 2027, without giving effect to any further capital raising activities that we may undertake.
Our ability to continue operations is dependent upon our ability to obtain additional capital in the future and achieve profitable operations. We expect to continue to rely on outside sources of financing to meet our capital needs and we may never achieve positive cash flow. In light of these factors, management believes that there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2027. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty.
We have existing supply agreements with contract manufacturers to manufacture drug substance, including for INO-3107. At September 30, 2026, we had approximately $1.3 million in minimum purchase obligations in connection with these agreements. We expect to satisfy these obligations from existing cash over the next twelve months.
During the nine months ended September 30, 2026, there have been no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

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
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2026 at the reasonable assurance level. In reaching this conclusion, management considered, among other factors, the pending securities class action and derivative complaints described in Note 10 to the condensed consolidated financial statements and in Item 1 of Part II of this Quarterly Report, and determined that such litigation did not affect the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
VGXI Litigation
On June 3, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against VGXI, Inc. and GeneOne Life Science, Inc., or GeneOne, collectively referred to as “VGXI”, alleging that VGXI materially breached the Company’s supply agreement. The complaint seeks declaratory judgments, specific performance of the agreement, injunctive relief, an accounting, damages, attorneys’ fees, interest, costs and other relief from VGXI. On July 7, 2020, VGXI filed an answer, new matter and counterclaims against the Company, alleging that the Company breached the supply agreement, as well as misappropriation of trade secrets and unjust enrichment. On September 9, 2026, the Court entered judgment in favor of the Company on its claims, and entered judgment against VGXI on its counterclaims, and on October 19, 2026, awarded the Company $61.8 million in compensatory damages and $18.7 million in fees and costs. As of the date of this Quarterly Report, the Company has not recognized a gain related to the judgment because realization remains highly uncertain due to the Company's ability to collect the amount awarded given the uncertainty regarding VGXI's financial condition and its ability to satisfy the judgment. Accordingly, no amounts related to the judgment have been recorded in the accompanying condensed consolidated financial statements. The Company will evaluate recognition of any recovery as additional information regarding realization of the judgment becomes available.
Securities Litigation
On February 6, 2026, a purported shareholder class action complaint, Carlson v. Inovio Pharmaceuticals, Inc., Jacqueline Shea, and Peter Kies, was filed in the United States District Court for the Eastern District of Pennsylvania, naming the Company, Jacqueline Shea, the Company’s Chief Executive Officer, and Peter Kies, the Company’s Chief Financial Officer, as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its submission to the FDA and the FDA’s review timeline for the Biologics License Application for INO-3107 in its public disclosures in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On April 7, 2026, five members of the putative class filed motions for appointment as lead plaintiff and approval of selection of lead counsel. On June 3, 2026, the Court entered an order extending Defendants’ time to respond to the complaint until after the appointment of lead plaintiff and approval of lead counsel and after the filing of an amended complaint by the lead plaintiff. On July 27, 2026, the Court appointed lead plaintiff and approved the selection of lead counsel. The lead plaintiff filed an amended complaint on September 24, 2026. The defendants must file their motion to dismiss the amended complaint on or before November 23, 2026, and the lead plaintiff’s opposition to the motion to dismiss must be filed on or before January 22, 2027.
Four purported shareholder derivative complaints, Shin v. Shea, et al., Pepito v. Shea, et al., Panes v. Shea, et al., and Ghahremani v. Shea, et al. were filed in federal court the United States District Court for the Eastern District of Pennsylvania on March 5, 2026, March 16, 2026, May 1, 2026, and May 27, 2026 respectively. On August 27, 2026, the Court ordered the plaintiffs to show cause why these derivative actions should not be consolidated and stayed pending the resolution of the securities class action Carlson v. Inovio. The plaintiffs responded to the order to show cause on September 10, 2026. The Court has not yet ruled on a potential consolidation and stay. A fifth purported shareholder derivative complaint, Andrews v. Shea, et al., was filed in the United States District Court for District of Delaware on July 22, 2026, but was subsequently voluntarily dismissed on August 17, 2026. The remaining four actions name Jacqueline Shea, the Company’s Chief Executive Officer, Peter Kies, the Company’s Chief Financial Officer, and seven current directors as defendants. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse the Company's board of directors of failing to exercise reasonable and prudent supervision over its management, policies, internal controls and operations. The plaintiffs seek unspecified monetary damages on behalf of the Company as well as governance reforms.
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

Risks Related to Our Financial Position and Need for Additional Capital
We do not currently have sufficient working capital to fund our planned operations beyond the fourth quarter 2027 and substantial doubt exists as to our ability to continue as a going concern.
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2026, we had an accumulated deficit of $1.9 billion and had cash, cash equivalents and short-term investments of $48.4 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, November 10, 2026, will enable us to fund our planned operating expenses and capital expenditure requirements into late fourth quarter 2027. We have based this estimate on assumptions that may prove to be wrong, including assumptions about the costs of launching and commercializing VOCERYQ, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through strategic alliance and licensing arrangements, grant agreements and/or future public or private debt or equity financings including At-the-Market Equity Offering Sales Agreements.
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
Conducting the costly and time-consuming research, pre-clinical studies and clinical testing necessary to obtain regulatory approvals and bring our DNA medicine candidates and proprietary device technology to market, as well as costs associated with the successful commercial launch of VOCERYQ, will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others:
•the progress and success of our commercial marketing of VOCERYQ for the treatment of RRP in the United States;
•the revenue received from commercial sales of VOCERYQ;
•the progress of our current and new product development programs;
•the progress, scope and results of our pre-clinical and clinical testing;
•the time and cost involved in obtaining regulatory approvals;
•the cost to commercialize any future product that obtains regulatory approval;
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
We have experienced significant operating losses over the last several years. As of September 30, 2026 our accumulated deficit was $1.9 billion. We have generated limited revenues, primarily consisting of license revenue, grant funding and interest income. We expect to continue to incur substantial additional operating losses for at least the next several years as we launch and commercialize VOCERYQ (INO-3107), our first approved product, and advance our other clinical trials and research and development activities. We may never successfully generate significant revenue from VOCERYQ or achieve and sustain profitability, and we may never successfully commercialize our other DNA medicine candidates or proprietary device technology.
We have limited sources of revenue, our commercial launch of VOCERYQ (INO-3107) is at an early stage, and our success is dependent on our ability to successfully commercialize VOCERYQ and develop our other DNA medicines and proprietary device technology.
We have not historically generated meaningful revenue from the commercial sale of products, and VOCERYQ only recently received FDA approval. Our ability to generate future revenues depends heavily on our success in:
•developing and securing United States and/or foreign regulatory approvals for our DNA medicine candidates, including securing regulatory approval for conducting clinical trials with DNA medicine candidates;
•developing our proprietary device technology; and
•successfully commercializing VOCERYQ (INO-3107), which has received FDA accelerated approval, and obtaining approval for and commercializing any other products for which we receive approval from the FDA and foreign regulatory authorities.
Our other investigational devices and DNA medicine candidates will require extensive additional clinical study and evaluation, regulatory approval in the applicable jurisdictions, substantial investment and significant marketing efforts before we generate revenues from their sales. We are not permitted to market or promote those investigational combination products before receiving the applicable regulatory approvals. Although VOCERYQ has received accelerated approval in the United States, we cannot be certain that our commercial launch will succeed, that we will realize meaningful revenue from VOCERYQ, or that we will receive regulatory approval for and successfully commercialize our other product candidates, in which case we may not be able to continue our operations as planned.
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

Risks Related to Product Development, Manufacturing and Regulatory Approval
Our product candidates are drug-device combination products comprising an electroporation device for delivery of a biologic, and additional time and resources may be required to maintain regulatory compliance for VOCERYQ or to obtain regulatory approval for our other product candidates because of the complexity involved with developing and manufacturing a drug-device combination product. If the FDA and comparable regulatory authorities in foreign jurisdictions do not provide or maintain marketing authorization for our CELLECTRA delivery devices, then we will not be able to continue to market VOCERYQ or bring to market our other DNA medicines that rely on delivery by such devices.
Our proprietary device and DNA medicine candidates are regulated as combination products. We needed, and will need for our other product candidates, to receive marketing authorization for both the device and biologic constituent parts of our products. In the United States, this comes in the form of a single BLA with input from the FDA’s device regulators, but in other jurisdictions there may be separate marketing authorizations for the device and biologic constituent parts, both of which will be necessary in order to sell our products in those jurisdictions. If we do not obtain or maintain marketing authorization for both the device and biologic constituent parts of our products, we will be unable to sell our products, which will significantly impair our ability to generate any revenues.

The regulatory review and approval process, which includes evaluation of nonclinical studies and clinical trials of our combination products as well as the evaluation of our device design, manufacturing processes and our third-party contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our proprietary device and DNA medicine candidates are both safe and effective for each indication for which approval is sought. In determining what is needed to demonstrate the safety and effectiveness of a combination product, the FDA takes into account the questions and considerations, reflected in the statutory and regulatory provisions associated with each constituent part in the FDA’s review of the combination product as a whole and its constituent parts. This includes how the constituent parts may interact and interrelate and is a complex process. To the extent that our DNA medicines are manufactured at multiple sites or using different processes, we will also need to demonstrate comparability across the manufacturing batches in order to obtain or maintain regulatory approval. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. Although VOCERYQ has received FDA accelerated approval in combination with CELLECTRA, we do not know if or when we might receive regulatory approvals for our other investigational combination products or for VOCERYQ in additional indications or jurisdictions. Approvals, including the accelerated approval received for VOCERYQ, may not cover all indications sought and may contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use. Such limitations could greatly reduce our ability to generate revenues from these products and harm our business.
It is possible that none of our other product candidates or any product we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to commence product sales. While our CELLECTRA 5PSP is CE-marked in the European Union, we will need marketing authorization approval in the European Union and other jurisdictions outside the United States in order to commercialize VOCERYQ (INO-3107) as a combination product in those markets. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals for our other product candidates or for VOCERYQ outside the United States would prevent us from commercializing our products, generating revenues and achieving and sustaining profitability.
VOCERYQ (INO-3107) received accelerated approval from the FDA for the treatment of adults with RRP, based on a reduction in the frequency of surgical papilloma excisions. Continued approval for this indication may be contingent on verification and description of clinical benefit in one or more confirmatory study(ies). The FDA requires us to submit a draft protocol for the confirmatory study(ies) by the end of 2026, with the expectation of aligning on a final protocol by mid-2027. We cannot guarantee that we will reach agreement with the FDA on an acceptable protocol on this timeline, or at all, or that any confirmatory study(ies) we conduct will verify the clinical benefit of VOCERYQ. Moreover, even though accelerated approval has been granted, the FDA may withdraw approval of VOCERYQ or any other product candidate approved under the accelerated approval pathway if, for example:
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
In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and maintained in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to maintain the accelerated approval of VOCERYQ or to obtain accelerated approval for any of our other clinical development programs. If VOCERYQ's accelerated approval were withdrawn, or if we are unable to satisfy the confirmatory trial requirement, our business, financial condition and results of operations would be materially harmed.
Although VOCERYQ (INO-3107) has received regulatory approval in the United States, we may never receive approval or commercialize VOCERYQ outside of the United States, and we may never receive approval for our other products in the United States or elsewhere.
In order to market VOCERYQ or any other proprietary device and DNA medicine candidates outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval, and the regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Furthermore, regulatory approval in the United States does not ensure regulatory approval in another country, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United

States. Such effects include the risks that VOCERYQ or our other DNA medicine candidates may not be approved for all indications requested, which could limit their uses and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.
Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical testing is expensive and can take many years to complete, and its outcome is uncertain, particularly when the clinical testing involves drug and device combination products such as ours. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Results from one study may not be reflected or supported by the results of similar studies. Results of an animal study may not be indicative of results achievable in human studies. Human-use equipment and DNA medicine candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical testing. The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. Other than VOCERYQ, we have not obtained regulatory approval for any of our other product candidates for use in humans.
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
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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
With respect to clinical trials for rare diseases, including our planned confirmatory trial of VOCERYQ (formerly INO-3107) for RRP, we may encounter difficulties in recruiting a sufficient number of patients due to the small number of patients with the disease and the availability of approved treatments. Because RRP is caused by specific HPV types, 6 and 11, and there is currently no standard protocol for diagnostic screening of RRP patients unless there are symptoms of dysphonia, respiratory distress or other symptoms related to the presence of papillomas, it may be difficult to identify and diagnose patients eligible for enrollment in our confirmatory trial.
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
VOCERYQ (INO-3107) is our only approved DNA medicine, and we may never develop other commercially successful DNA medicine products.
Other than VOCERYQ, our DNA medicines programs are in various stages of research and development. There are limited data regarding the efficacy of DNA medicine candidates compared with conventional therapies, including vaccines, and we must conduct a substantial amount of additional research and development before the FDA or any comparable foreign regulatory authority will approve any of our other DNA medicine candidates. The success of our efforts to develop and commercialize our other DNA medicine candidates could be delayed or fail for a number of reasons. For example, we could experience delays in product development and clinical trials. Our DNA medicine candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances to proceed with further clinical development or to be approved for marketing. Our products, even if they are deemed to be safe and effective by regulatory authorities, could be difficult to manufacture on a large scale, particularly given the complexity concerning the manufacturing of combination products, or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products.
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
Other than VOCERYQ, no other DNA medicines in our pipeline have been approved to date by the FDA. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of DNA medicine, or other products that are perceived to be similar to DNA medicines, such as those related to other nucleic acid based vaccines such as mRNA vaccines, gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop, as well as adverse effects on continued market acceptance of VOCERYQ. Our pipeline of DNA medicine candidates could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize VOCERYQ or any other approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of VOCERYQ or any other approved products or demand for any products we may develop.
Although VOCERYQ has received FDA approval, and even if our other product candidates receive regulatory approval from the FDA or similar regulatory authorities, the novelty of our CELLECTRA delivery devices may make it difficult to demonstrate to physicians and third-party payors that this delivery system is an appropriate approach for DNA medicines and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that our CELLECTRA delivery devices provide useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for, our DNA medicines.
If we and the contract manufacturers upon whom we rely fail to produce our proprietary devices and DNA medicines in the volumes that we require on a timely basis, or at all, or if these contractors fail to comply with their obligations to us or with stringent regulations, we may face interruptions in the commercial supply of VOCERYQ or delays in the development and commercialization of our other product candidates.
We manufacture some components of our proprietary devices and utilize the services of contract manufacturers to manufacture the remaining components of these devices. We also rely on third-party contract manufacturers to produce VOCERYQ for commercial distribution and our other DNA medicine candidates for use in clinical trials and, if approved, commercial distribution. The manufacture of these devices and DNA medicines requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls that meet the relevant current good manufacturing practice (cGMP) requirements for combination products. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and DNA medicines and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.
If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our proprietary device to our partners, to supply DNA medicine candidates for clinical trials, or to manufacture and supply VOCERYQ at commercial scale for our ongoing launch would be jeopardized. For example, as part of the testing process required for BLA submission for INO-3107, we previously identified a manufacturing issue in the single use administration component of our CELLECTRA 5PSP device, which delayed our ability to commence our confirmatory trial and submit our BLA for INO-3107. Although we rectified that issue and VOCERYQ has since received FDA accelerated approval using the CELLECTRA 5PSP device, there can be no assurance that we will not identify additional manufacturing issues with our device in the future that could impair our ability to supply VOCERYQ commercially or to obtain or maintain regulatory approval for our other product candidates.
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
Furthermore, any delay or interruption in the supply of commercial product for VOCERYQ or clinical trial supplies for our other DNA medicine candidates could delay our commercial launch of VOCERYQ or the completion of our clinical trials, increase the costs associated with maintaining our commercialization and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense, terminate the trials completely, or fail to meet anticipated commercial demand for VOCERYQ.
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
VOCERYQ (INO-3107) and our other product candidates are combination products regulated under both the biologic and device regulations of the Public Health Service Act and Federal Food, Drug, and Cosmetic Act. Third-party manufacturers may not be able to comply with cGMP regulations, regulations applicable to biologic/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the quality system regulations, and any amendments thereto, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approval of VOCERYQ or our other product candidates, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our commercial supply of VOCERYQ or our supply of other product candidates.
We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to commercialize, VOCERYQ and to develop our other proprietary devices and DNA medicine candidates.
We currently depend on single-source suppliers for some of the components and materials used in, and manufacturing processes required to commercialize VOCERYQ and to develop our other proprietary device and DNA medicine candidates. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that may not be interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our demands for commercial sale of VOCERYQ or for our clinical trials. Establishing additional or replacement suppliers for these components, materials, and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects.
If we have to switch to a replacement supplier, the manufacture and delivery of VOCERYQ or our other product candidates or investigational medicines could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers for any of the components or processes used in VOCERYQ or our other product candidates or investigational medicines, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source components and materials used in VOCERYQ and our other product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to supply VOCERYQ commercially or to supply our other investigational medicines.
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
Now that we have received FDA regulatory approval for VOCERYQ, and if we receive regulatory approval for any of our other product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with VOCERYQ or any of our other product candidates.
Now that FDA regulatory approval has been obtained for VOCERYQ, and if FDA regulatory approval is obtained for any of our other product candidates, regulators may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, including the confirmatory study required as a condition of VOCERYQ's accelerated approval. This governmental oversight may be particularly strict with respect to gene-based therapies. VOCERYQ and our other products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about medical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may in certain circumstances share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. In addition, manufacturers of drug products and devices and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with VOCERYQ or our other DNA medicine candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, VOCERYQ, our other DNA medicine candidates, or the manufacturing facilities for our DNA medicine candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
Before its FDA approval, VOCERYQ (formerly INO-3107) received breakthrough therapy designation. We may seek this designation for one or more of our other investigational medicines. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the regulatory submission.
Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that one of our other investigational medicines meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. Although VOCERYQ has received accelerated approval in the United States, and even if we are successful in obtaining accelerated approval for other product candidates in the United States or under comparable pathways in other jurisdictions, we may face requirements and limitations that will adversely affect our prospects. For example, as is the case with VOCERYQ, a product may be approved only for a limited indication, we may not successfully complete required post-approval confirmatory trials, such trials may not confirm the clinical benefit of our drug, or approval of the drug may be withdrawn. In addition, even if one or more of our investigational medicines qualify as breakthrough therapies, the FDA may later decide that the investigational medicine no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.
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
We and our collaborators rely on third parties to conduct our clinical trials, including post-approval studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to maintain approval for VOCERYQ, and we and our collaborators may be unable to obtain regulatory approval for or commercialize our other DNA medicine candidates.
We and our collaborators have entered into agreements with CROs to provide monitors for and to manage data for our ongoing clinical programs. We and the CROs conducting clinical trials of our DNA medicines and proprietary devices, including post-approval studies, are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or the CROs conducting these trials fail to comply with applicable GCPs, the clinical data generated may be deemed unreliable, which could impair our ability to satisfy applicable post-approval study requirements for VOCERYQ or obtain approval for our other product candidates.
If any relationships with CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs. In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical programs or perform trials efficiently. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated. This could impair our ability to complete confirmatory studies and maintain approval for VOCERYQ or obtain regulatory approval for and successfully commercialize our other DNA medicine candidates. As a result, our financial results and the commercial prospects for our DNA medicines would be harmed, our costs could increase and our ability to generate revenues could be delayed or reduced. Cost overruns by or disputes with our CROs may significantly increase our expenses.
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
Risks Related to Commercialization of Our DNA Medicines
We currently have only a small commercial organization and rely on third parties for sales capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell VOCERYQ and our other products, if approved, we may not be able to generate sufficient product revenues.
We currently have only a small commercial organization to support the launch of VOCERYQ (INO-3107) and pre-commercial activities for our other proprietary device and DNA medicine candidates, if approved. In order to successfully commercialize VOCERYQ and any other products that may receive regulatory approval, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have engaged Syneos Health to support the recruitment and deployment of our medical and commercial field teams and to serve as our contract sales organization in the United States, and we have engaged or identified other third-party commercial partners to support our launch. The establishment and development of our sales force, including through these third-party arrangements, will be expensive and time-consuming and could delay or limit the success of our launch, and we may not be able to successfully develop or maintain this capability on the anticipated timeline or at all. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize VOCERYQ or our other approved products, if any, we will receive lower revenues than if we commercialized these products ourselves, and we will have less control over their sales, marketing and compliance efforts. In the event we are unable to successfully maintain our marketing and sales capabilities or our relationships with third-party commercial partners, our commercial launch of VOCERYQ would be delayed or impaired, which would negatively impact our ability to generate product revenues.
If VOCERYQ or any of our other products for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
The commercial success of VOCERYQ, which has obtained FDA accelerated approval, and our other proprietary device and DNA medicine candidates for which we may obtain marketing approval from the FDA or other regulatory authorities, will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of VOCERYQ and our other DNA medicine candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of VOCERYQ and any of our other approved products will depend on a number of factors, including:
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
For example, the FDA approved PAPZIMEOS (zopapogene imadenovec-drba) for the treatment of RRP in adults, and VOCERYQ (INO-3107) now competes with this product. If VOCERYQ or our other proprietary device and DNA medicine candidates, if approved, do not achieve an adequate level of acceptance by physicians, healthcare payors and patients relative to PAPZIMEOS or other available or future therapies, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of VOCERYQ and our other DNA medicine candidates may require significant resources and may never be successful.
We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to VOCERYQ or our other DNA medicine candidates, could hinder or prevent our products' commercial success.
Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs and medical treatments. Accordingly, our ability to commercialize VOCERYQ and our other proprietary device and DNA medicine candidates successfully will depend in part on the extent to which governmental authorities, including Medicare and Medicaid, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for VOCERYQ and our other DNA medicine candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors in the United States generally require that drug products and vaccines have been approved for marketing by the FDA.
Significant uncertainty exists as to the coverage and reimbursement status of VOCERYQ and any other products for which we may obtain regulatory approval. Coverage decisions may not favor new products when more established or lower cost therapeutic alternatives are already available. Even if we obtain coverage for a given product, co-payments may be required that patients find unacceptably high. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our drug products. Even if we obtain coverage for our products, the revenue generated may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution.

Additionally, VOCERYQ and some of our other products, if approved, will be provided under the supervision of a physician. When used in connection with medical procedures, VOCERYQ and our other DNA medicine candidates may not be reimbursed separately but their cost may instead be bundled as part of the payment received by the provider for the procedure only. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for VOCERYQ or our other DNA medicine candidates or procedures using our DNA medicine candidates, could reduce physician utilization of our products.
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
Risks Related to Employee and Operational Matters
We face intense and increasing competition and steps taken by our competitors, such as the full approval of PAPZIMEOS for the treatment of RRP or the introduction of other new, disruptive technology, may impede our ability to commercialize VOCERYQ and develop and commercialize our other DNA medicines.
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
Our competitors and potential competitors include large pharmaceutical companies broadly engaged in vaccine/immunotherapy research and development, such as Janssen Pharmaceuticals (part of J&J), Sanofi-Aventis, GlaxoSmithKline, Merck, Pfizer, Roche, AbbVie, Novartis, Bristol-Myers Squibb, and AstraZeneca, as well as various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies, such as CureVac, Dynavax, Genexine, Imunon, Iovance, Nektar, Nykode, Precigen, Zydus, and Vir Biotechnology. These companies have significantly greater financial and other resources and greater expertise than us in research and development, securing government contracts and grants to support research and development efforts, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and marketing. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies or market needs. Many of these competitors operate large, well-funded research and development programs and have significant products approved or in development.
Merck and GlaxoSmithKline have commercialized preventive vaccines against HPV to protect against cervical cancer. Some companies are seeking to treat early HPV infections or low-grade cervical dysplasia. Loop Electrosurgical Excision Procedure, commonly known as LEEP, is a surgical procedure and is the current standard of care in the United States and other high income countries for treating high-grade cervical dysplasia. In RRP caused by HPV subtypes 6 and 11, Precigen received full approval for PAPZIMEOS (zopapogene imadenovec-drba), with which VOCERYQ now competes for the treatment of adults with RRP. Advaxis, Genexine, and Gilead Sciences have therapeutic cervical cancer product candidates under development. Many companies are pursuing different approaches to pre-cancers and cancers we are targeting.

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
We may also become party to litigation with third parties as a result of our business activities. In 2020, we filed a lawsuit against VGXI, which then filed counterclaims against us. In September 2026, the Court entered judgment in our favor on our claims and against VGXI on its counterclaims, and in October 2026 awarded us compensatory damages and fees and costs, as described in Note 10 to the condensed consolidated financial statements and Item 1 of Part II of this Quarterly Report. Significant uncertainty remains regarding VGXI’s ability to pay the award, and we may not recover some or all of the amounts awarded. There can be no assurance that we will ultimately prevail in other ongoing litigation matters described in this report or in future litigation matters. These and any potential future actions against us could give rise to substantial damages, which could have a material adverse effect on our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with litigation could harm our business, financial condition and reputation, as litigation is often costly, time-consuming and disruptive to business operations. Our existing and potential future lawsuits could also divert management’s time and attention away from business operations, which could harm our business.
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
Future health epidemics could adversely affect our clinical trial operations, including our ability to initiate and conduct our planned trials on their expected timelines and to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure if an outbreak occurs in their geography. Trial participants may not be able to or may not feel safe going into healthcare facilities, which is necessary for the collection and completion of data samples for our clinical trials. Further, future epidemics could also result in delays in our clinical trials due to prioritization of hospital resources toward the disease, restrictions in travel, potential unwillingness of participants to enroll in trials, participants withdrawing from trials following enrollment as a result of contracting disease or other health conditions. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In 2025, widespread reductions in force among federal agencies occurred and may adversely impact the ability of the FDA to timely review applications and other regulatory submissions. Prolonged government shutdowns and reductions in personnel and funding levels could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including post-approval submissions for VOCERYQ, which could have a material adverse effect on our business.
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
We rely on third parties to operate critical business systems or to process sensitive information in a variety of contexts, including without limitation, cloud-based infrastructure, personnel email, data hosting, and other functions. Our ability to monitor these third parties’ information security practices is limited and they may not have adequate information security measures in place. If they were to experience a security incident or other interruption, we could also experience adverse consequences. While we may be entitled to damages if those third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient or we may be unable to recover such award.
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
The use of our proprietary device and DNA medicine candidates in clinical trials and the commercial sale of VOCERYQ and any other products for which we obtain marketing approval expose us to the risk of product liability claims. For example, the most common adverse reactions associated with VOCERYQ (incidence >5%) include injection site reactions, headache, fatigue, hypertension, nausea and dizziness. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing, or GLOBE, Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs, or GUARD, Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities for the drug substance and drug product in our DNA medicines. We currently rely, and expect to continue to rely, on third parties for the manufacture of VOCERYQ for commercial distribution and our other DNA medicine candidates for clinical testing, as well as for manufacture of any other products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States; our principal suppliers of critical raw materials and our manufacturer for the active pharmaceutical ingredients (APIs) for VOCERYQ are located in Europe. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.
Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we launch and commercialize VOCERYQ, tariffs and trade restrictions could hinder our ability to maintain cost-effective production capabilities, negatively impacting our growth prospects.

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
•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
•the levels of underlying demand for VOCERYQ, and, if any of our other DNA medicine candidates receive regulatory approval, the levels of underlying demand for those products.
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
Our certificate of incorporation authorizes us to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, in the July 2026 Offering, we issued 21,052,632 shares of our common stock and accompanying warrants to purchase up to 42,105,264 shares of our common stock (or Pre-Funded Warrants in lieu thereof), which amount increased to up to 48,421,052 shares upon the Underwriter's exercise of its option to purchase additional warrants. Further, in the November 2026 Offering, we issued 69,461,520 shares of common stock and pre-funded warrants to purchase up to 12,681,337 shares of common stock. In addition, we have several other series of warrants outstanding that may be exercised at any time. Any such issuance of additional common stock, including on the exercise of warrants, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.5
Amendment to Amended and Restated Bylaws of Inovio Pharmaceuticals, Inc., dated October 6, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 6, 2026).

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

Inovio Pharmaceuticals, Inc.

Date:	November 10, 2026	By	/s/ JACQUELINE E. SHEA
Jacqueline E. Shea President, Chief Executive Officer and Director (On Behalf of the Registrant)

Date:	November 10, 2026	By	/s/ PETER KIES
Peter Kies Chief Financial Officer (Principal Financial and Accounting Officer)